Form 10-Q
period 1998-08-31
HARD ROCK HOTEL INC
filed 1998-10-13
CIK 1059744

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended August 31, 1998.

Commission file number 333-53211.

                             Hard Rock Hotel, Inc.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          California                                    88-0306263
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

4455 Paradise Road, Las Vegas NV                            89109
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (702) 693-5000

Common Stock outstanding by class as of August 31, 1998

Common Stock                   shares
-------------------------------------------------------------------------------
Class A Common Stock           12,000
Class B Common Stock           64,023

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No  X
   ---      ---

                                HARD ROCK HOTEL, INC.

                                        INDEX



Part I:     Financial Information

Item I:     Financial Statements

            Balance Sheets as of November 30, 1997 and August 31, 1998 (unaudited) . . . . . . . . . . .    1

            Unaudited Statements of Operations for the three-months and
            nine-months ended August 31, 1997 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . .    2

            Unaudited Statements of Cash Flows for the nine-months ended May 31, 1998. . . . . . . . . .    3

            Notes to Condensed Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .    4

Item II:    Management's Discussion and Analysis of Financial Condition and Results of Operations. . . .    5

Item III:   Quantitative and Qualitative Disclosures about Market Risks Not Applicable

Part II:    Other Information

Item I:     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

Item 6:     Exhibits and Reports on Form 8-k . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

            (a) Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

            (b) Reports on Form 8-k

                None


                              HARD ROCK HOTEL, INC.
                                 BALANCE SHEETS


                                                                                            ---------------------------------------
                                                                                            November 30, 1997       August 31, 1998
                                                                                            ---------------------------------------
                                                                                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                                     $   4,214,081         $   5,756,364
  Accounts receivable, net of allowance for doubtful accounts of
    $200,000 in 1997 and $201,000 for the quarter ended August 31, 1998                             2,966,562             3,145,698
  Income tax refund receivable                                                                      2,443,041             3,715,041
  Inventories                                                                                       1,065,873             1,053,669
  Prepaid and other current assets                                                                    835,071             1,367,964
  Deferred income taxes                                                                               733,650               733,650
                                                                                            ---------------------------------------
Total Current Assets                                                                               12,258,278            15,772,386

Property and equipment, net, at cost                                                               89,768,576           101,140,785
Other assets                                                                                        4,634,505             6,071,241
Deferred income taxes                                                                               2,894,386             2,894,386
                                                                                            ---------------------------------------
Total Assets                                                                                    $ 109,555,745         $ 125,878,798
                                                                                            ---------------------------------------
                                                                                            ---------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                                  2,892,768             3,718,663
  Accrued expenses                                                                                  4,385,701             3,359,361
  Interest payable                                                                                     77,167             4,995,000
  Advances due to related party                                                                       470,234                   -
  Current obligations under capital leases                                                            108,325               106,275
  Long-term debt due within one year                                                                6,000,000                   -
                                                                                            ---------------------------------------
Total current liabilities                                                                       $  13,934,195         $  12,179,299

Deferred income taxes                                                                               3,628,036             3,628,036
Obligations under capital leases                                                                      204,490               120,914
Long-term debt due after one year                                                                  99,700,000           120,000,000
Commitments and contingencies                                                                             -                     -
Redeemable common stock, no par value                                                                  25,000               250,000

Shareholders' equity (deficit):
  Common stock, Class A voting, no par value:
    Authorized shares -- 40,000
    Issued and outstanding shares -- 12,000                                                               -                     -
  Common stock, Class B non-voting, no par value:
    Authorized shares -- 160,000
    Issued and outstanding shares -- 64,023                                                               -                     -
  Paid-in capital                                                                                   7,508,250             7,508,250
  Retained earnings (accumulated deficit)                                                         (15,444,226)          (17,807,701)
                                                                                            ---------------------------------------
Total shareholders' equity (deficit)                                                               (7,935,976)          (10,299,451)
                                                                                            ---------------------------------------
Total liabilities and shareholders' equity (deficit)                                            $ 109,555,745         $ 125,878,798
                                                                                            ---------------------------------------
                                                                                            ---------------------------------------


                             See accompanying notes.

                              HARD ROCK HOTEL, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                      Three months ended August 31,               Nine months ended August 31,
                                                      ------------------------------------------------------------------------
                                                         1997             1998                      1997             1998
                                                      ------------------------------------------------------------------------
REVENUES:
  Casino                                              $  8,716,709     $  7,697,599               $  26,842,835   $ 27,479,244
  Lodging                                                3,118,080        3,095,411                   9,615,288      9,675,769
  Food and beverage                                      4,203,585        5,163,461                  12,625,371     14,434,837
  Retail                                                 3,600,678        2,626,360                  11,358,419      9,033,669
  Other income                                             589,063          512,210                   1,585,323      1,682,652
                                                      ------------------------------------------------------------------------
                                                        20,228,115       19,095,041                  62,027,236     62,306,171
  Less complimentaries                                  (1,337,975)      (1,451,104)                 (4,060,434)    (4,659,356)
                                                      ------------------------------------------------------------------------
Net Revenues                                            18,890,140       17,643,937                  57,966,802     57,646,815

Costs and expenses:
  Casino                                                 4,407,298        4,323,946                  13,537,802     14,071,531
  Lodging                                                1,057,797        1,050,652                   3,120,076      3,019,129
  Food and beverage                                      2,620,731        3,157,237                   7,832,865      8,569,324
  Retail                                                 1,637,603        1,238,987                   5,272,848      4,258,811
  Other                                                    276,513          291,259                     723,883        727,408
  Marketing                                                706,586        1,015,547                   2,432,177      3,661,668
  General and administrative, including
    $1.5 million in non-recurring legal fees
    in the three and nine months ended
    August 31, 1998                                      3,826,892        4,752,117                  11,278,661     11,178,434
  Depreciation and amortization                          1,408,060        1,452,298                   4,191,126      4,257,708
                                                      ------------------------------------------------------------------------
Total costs and expenses                                15,941,480       17,282,043                  48,389,438     49,744,013
                                                      ------------------------------------------------------------------------
Income from operations                                   2,948,660          361,894                   9,577,364      7,902,802

Interest and other:
  Interest income (expense), net                        (1,291,690)      (2,825,662)                 (3,743,173)    (8,042,500)
  Other expenses, net                                       (5,285)             -                       (26,763)           -
                                                      ------------------------------------------------------------------------
                                                        (1,296,975)      (2,825,662)                 (3,769,936)    (8,042,500)
                                                      ------------------------------------------------------------------------

Income (loss) before extraordinary loss and
provision for income taxes                               1,651,685       (2,463,768)                  5,807,428       (139,698)

Income tax provision (benefit)                             595,000         (823,000)                  2,083,000         13,000
                                                      ------------------------------------------------------------------------
Income (loss) before extraordinary loss                  1,056,685       (1,640,768)                  3,724,428       (152,698)
Extraordinary loss-early extinguishment
of debt - net of taxes                                         -                -                           -       (2,210,777)
                                                      ------------------------------------------------------------------------
Net income (loss)                                     $  1,056,685     $ (1,640,768)              $   3,724,428   $ (2,363,475)
                                                      ------------------------------------------------------------------------
                                                      ------------------------------------------------------------------------

Net income (loss) per share                           $       8.34     $     (21.58)              $       29.39   $     (31.09)
                                                      ------------------------------------------------------------------------
                                                      ------------------------------------------------------------------------

Shares used in per share calculation                       126,705           76,023                     126,705         76,023
                                                      ------------------------------------------------------------------------
                                                      ------------------------------------------------------------------------


                             See accompanying notes.

                              HARD ROCK HOTEL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Nine months ended August 31,
                                                                            ----------------------------------
                                                                                1997                1998
                                                                            ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                           $   3,724,428       $  (2,363,475)
Adjustmets to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                               4,191,126           4,257,708
    Amortization of loan fees and organizational costs                            271,503             478,048
    Issuance of common stock as compensation                                          -               225,000
    Early extinguishment of debt                                                      -             3,495,777
    Changes in operating assets and liabilities:
      Accounts receivable                                                         125,373            (179,136)
      Income tax refund receivable                                                    -            (1,272,000)
      Inventories                                                                  89,667              12,204
      Prepaid and other current assets                                            (23,965)           (532,893)
      Accounts payable                                                           (456,080)            825,895
      Income tax payable                                                         (309,922)                -
      Interest payable                                                             85,678           4,917,833
      Accrued expenses                                                            452,335          (1,026,340)
                                                                            ----------------------------------
Net cash provided by operating activities                                       8,150,143           8,838,621

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                            (6,476,987)        (15,629,917)
Change in advances due to related parties                                         483,981            (470,234)
Decrease (increase) in other assets                                              (481,917)             13,624
                                                                            ----------------------------------
Net cash used in investing activities                                          (6,474,923)        (16,086,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                                                  3,500,000         120,000,000
Incurrence of loan fees on financing                                                  -            (5,424,185)
Principal payments on long-term debt                                           (3,600,000)       (105,700,000)
Payments on capital lease obligations                                             (75,500)            (85,626)
                                                                            ----------------------------------
Net cash provided by (used in) financing activities                              (175,500)          8,790,189
                                                                            ----------------------------------
Net increase (decrease) in cash and cash equivalents                            1,499,720           1,542,283
Cash and cash equivalents at beginning of period                                7,343,383           4,214,081
                                                                            ----------------------------------
Cash and cash equivalents at end of period                                  $   8,843,103       $   5,756,364
                                                                            ----------------------------------
                                                                            ----------------------------------



                               See accompanying notes.

                               HARD ROCK HOTEL, INC.
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  AUGUST 31, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Hard Rock Hotel, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ending November 30, 1998. The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended November 30, 1997.

2.   LONG TERM DEBT

     On March 23, 1998 the Company obtained funding of approximately $115.3 million in net proceeds from the offering of $120 million aggregate principal amount of its 9.25%, Senior Subordinated Notes due in 2005 (the "Notes"). Of this amount, approximately $105.6 million was used to pay off the Company's $120 million credit facility (the "Prior Credit Facility"), entered into in September of 1997, including accrued interest. In addition, on March 23, 1998, the Company secured a revolving line of credit of $67 million under a new credit facility (the "New Credit Facility") through a group of banks for which Bank of America National Trust and Savings Association acts as administrative agent. Borrowings against the line of credit may require repayments beginning in February 2000. In connection with the retirement of the Prior Credit Facility, the Company incurred an extraordinary pre-tax loss resulting from the write-off of $3.5 million in unamortized loan fees and financing cost.

3.   COMMITMENTS AND CONTINGENCIES

     As part of the expansion (the "Expansion") of the Hard Rock Hotel & Casino, the Company has signed contracts aggregating approximately $59 million.
     The total estimated cost of the expansion project is approximately $87 million.

     LEGAL PROCEEDINGS

     On January 5, 1998, Hard Rock Cafe International (USA) Inc. (f/k/a Rank Licensing, Inc.), a subsidiary of Rank (the "Plaintiff"), filed an amended complaint in the United State District Court for the Southern District of New York against Peter A. Morton and the Company. The Plaintiff contends that the reservation and use by Mr. Morton and the Company of the internet domain names "hardrock.com" and "hardrockhotel.com" (the "Domain Names"), and the use of certain marks and logos (the "Logos") in, and in connection with merchandise offered on, internet websites operated under the Domain Names, violate terms of certain agreements with Mr. Morton and federal and state trademark and unfair competition law. The Plaintiff seeks an injunction against the use of the Domain Names and Logos by Mr. Morton and the Company, an order requiring Mr. Morton and the Company to assign the Domain Names to the Plaintiff, and over $100 million in damages. During the course of litigation, Mr. Morton and the Company transferred the domain name "hardrock.com" to the plaintiff. Trial of this matter has concluded, and the Company awaits a verdict. Management believes the outcome of this litigation will not have a material adverse effect on the Company, although there can be no assurance of the outcome of the lawsuit. Revenues from sales of merchandise over the internet for fiscal year 1997 were less than $150,000. Through August 31, 1998 the Company has incurred $1.5 million in legal fees in defense of this suit which has been charged to general and administrative expenses on the Statement of Operations

     Additionally, the Company is a defendant in various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of any such litigation, in the aggregate, will have a material adverse effect on the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the company's financial statements, including the notes thereto, and the other financial information appearing elsewhere herein and by the audited financial statements and footnotes for the year ended November 30, 1997, which may be obtained upon request from the company.

OVERVIEW

Hard Rock Hotel, Inc.'s (the "Company") sole business is the operation of the Hard Rock Hotel and Casino in Las Vegas, Nevada (the "Resort").

During the first nine months of Fiscal Year 1998, the Company hosted The Rolling Stones at the Joint (the "Rolling Stones Event"), a special marquee event, which generated significant national and international publicity. During the same period, Hotel occupancy has remained at 100% with a higher average daily rate than the same period in fiscal 1997. To capitalize on customer demand, the Company has begun construction in February 1998 of an $87 million expansion of the Resort (the "Expansion"). Key elements of the expansion are expected to include (i) nearly doubling the number of hotel rooms, (ii) significantly increasing the size and features of the swimming pool area (the "Beach Club") and (iii) the addition of other amenities. The Expansion has been designed to be constructed in phases in order to minimize disruption to the Resort.
However, if construction activities are more disruptive than management currently anticipates net revenues and Adjusted EBITDA for fiscal year 1998 could be lower than the results achieved in fiscal year 1997.

To fund the expansion and retire the existing $120 million credit facility (the "Prior Credit Facility") the Company completed on March 23, 1998 an offering ("the Offering"), of $120 million 9.25% Senior Subordinated Notes Offering due 2005 (the "Notes") and simultaneously closed on a new $67 million revolving line of credit (the "New Credit Facility"), obtained through a group of banks for which Bank of America National Trust and Savings Association acts as administrative agent. As a result of the retirement of the Prior Credit Facility, the Company recorded an extraordinary pre-tax loss from the write-off of $3.5 million in unamortized loan fees and financing costs.

The Company believes that its systems are capable of functioning from and after the year 2000 without any material additional costs. The ability of third parties with whom the Company transacts business to adequately address their year 2000 issues is outside the Company's control. There can be no assurance that the failure of the Company or such third parties to adequately address their respective year 2000 issues will not have a material adverse effect on the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements herein constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity, capital expenditures and capital resources. Although management believes that the expectations in such forward-looking statements are reasonable, it can give no assurance that any forward looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with new construction, competition and other planned construction in Las Vegas, government regulation related to the gaming industry, uncertainty of casino customer spending and vacationing in casino resorts in Las Vegas, occupancy rates and average room rates in Las Vegas, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure improvements in Las Vegas, including the on-going expansion of McCarran International Airport, and general economic and business conditions that may affect levels of disposable income and pricing of hotel rooms.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1998 AND 1997

NET REVENUES AND OPERATING INCOME. Net revenues decreased 6.6% for the three months ended August 31, 1998 to $17.6 million compared to $18.9 million for the corresponding period of the prior year. Operating income decreased 87.7% for the three months ended August 31, 1998 to $0.4 million compared to $2.9 million for the corresponding period of the prior year. The decrease in revenues is primarily attributable to decreased casino revenues (down 11.7%) and retail sales (down 27.1%) partially offset by food and beverage revenues (up 22.8%). Slot and retail revenues were negatively impacted by construction disruption in the month of August due to extensive work done on the Hotel's self and valet parking lots and renovation of the retail store and high-end slot area related to the expansion. Operating income decreased primarily as a result of the decreased revenues and the incurrence of $1.5 million in legal fees associated with the Rank lawsuit.

CASINO.     Casino revenues decreased 11.7% for the three months ended August
31, 1998 to $7.7 million compared to $8.7 million for the corresponding period of the prior year. The decrease is primarily due to decreased table game revenue due to below average hold. Net slot revenue decreased 4.6% for the three months ended August 31, 1998 to $3.3 million compared to $3.5 million for the corresponding period of the prior year. Casino departmental income decreased 21.7% for the three months ended August 31, 1998 to $3.4 million from $4.3 million, primarily as a result of the decreased revenues. Casino departmental income as a percentage of casino revenues decreased to 43.8% in 1998 from 49.4% in 1997, primarily as a result of the decreased reveunes.

LODGING.     Lodging revenues remained flat for the three months ended August
31, 1998 at $3.1 million. The average daily room rate ("ADR") for the three months ended August 31, 1998 was $91.58, up slightly from $91.46 for the three months ended August 31, 1997. Hotel occupancy remained at 100%. Lodging departmental income also remained flat for the three months ended August 31, 1998 at $2.0 million. Lodging departmental income as a percentage of Lodging revenues also remained flat at 66.1%.

FOOD AND BEVERAGE.     Food and Beverage revenues increased 22.8% for the three
months ended August 31, 1998 to $5.2 million from $4.2 million for the corresponding period of the prior year. The increase was primarily related to a $472,000 increase in banquet food/beverage revenues and a $486,000 increase in beverage revenues excluding banquets. Food and Beverage departmental income increased 26.7% for the three months ended August 31, 1998 to $2.0 million from $1.6 million, as a result of the increased revenues and decreased direct labor costs. Food and Beverage departmental income as a percentage of Food and Beverage revenues improved to 38.9% in 1998 from 37.7% in 1997, primarily as a result of the incremental revenue.

RETAIL.     Retail revenues decreased 27.1% for the three months ended August
31, 1998 to $2.6 million from $3.6 million for the corresponding period of the prior year. Management believes the decrease is primarily attributable to a diluted retail market from increased retail competition. Retail Departmental income decreased 29.3% for the three months ended August 31, 1998 to $1.4 million from $2.0 million, as a result of the decreased revenues. Retail departmental income as a percentage of Retail revenues decreased slightly to 52.8% in 1998 from 54.5% in 1997 as a result of managing retail expenses to the reduction in revenues.

MARKETING, GENERAL AND ADMINISTRATIVE.     Marketing, General and Administrative
expenses increased 27.2% for the three months ended August 31,1998 to $5.8 million from $4.5 million for the corresponding period of the prior year. The increase is primarily attributable to the incurrence of $1.5 million in legal fees associated with the Rank lawsuit.

DEPRECIATION AND AMORTIZATION.     Depreciation and Amortization expense
increased slightly to $1.5 million for the three months ended August 31, 1998 from $1.4 million for the corresponding period of the prior year.

NET INTEREST EXPENSE.     Net Interest Expense increased 119% for the three
months ended August 31, 1998 to $2.8 million from $1.3 million for the corresponding period of the prior year. The increase is attributable to the financing of the buyout of Harveys 40% interest in the Resort and related management agreement on October 24, 1997 for $45 million.

INCOME TAXES.     The income tax provision reflects the federal statutory rate adjusted for non-deductible expenses.

EXTRAORDINARY LOSS.     In connection with securing expansion financing on March
23, 1998, the Company wrote off $3.5 million in unamortized loan fee costs associated with the retirement of the Prior Credit Facility.

NET INCOME.     As a result of the factors described above, the Company recorded a net loss for the three months ended August 31, 1998 of $1.6 million compared to net income of $1.1 million for the corresponding period of the prior year.

NINE MONTHS ENDED AUGUST 31, 1998 AND 1997

NET REVENUES AND OPERATING INCOME.     Net revenues decreased 0.6% for the nine
months ended August 31, 1998 to $57.6 million compared to $58.0 million for the corresponding period of the prior year. Operating income decreased 17.5% for the nine months ended August 31, 1998 to $7.9 million compared to $9.6 million for the corresponding period of the prior year. The decrease in revenues is primarily attributable to decreased retail revenue of 20.5% offset by food and beverage revenues (up 14.3%) and table games revenue (up 4.2%). Operating income decreased primarily as a result of the increased marketing and entertainment expenses of approximately $1.1 million associated with hosting the Rolling Stones and the incurrence of $1.5 million in legal fees related to the Rank lawsuit, offset by the elimination of management fees paid to Harveys Casino Resorts.

CASINO.     Casino revenues increased 2.4% for the nine months ended August 31,
1998 to $27.5 million compared to $26.8 million for the corresponding period of the prior year. The increase is primarily due to increased table game play benefited by having 8 additional Blackjack tables (in place of approximately 75 slot machines) for the entire nine months in 1998 versus only 4 months in the same period of 1997, and strong play surrounding the Rolling Stones Event. Despite the reduction in the number of slot machines, net slot machine revenue stayed flat for the nine months ended August 31, 1998 at $11.0 million compared to $10.9 for the corresponding period of the prior year. Casino departmental income increased 0.8% for the nine months ended August 31, 1998 to $13.4 million from $13.3 million, primarily as a result of the increased revenues. Casino departmental income as a percentage of casino revenues decreased to 48.8% in 1998 from 49.6% in 1997, primarily as a result of increased complimentary costs.

LODGING.     Lodging revenues increased 0.6% for the nine months ended August
31, 1998 to $9.7 million from $9.6 million for the corresponding period of the prior year. The ADR for the nine months ended August 31, 1998 was $96.53, up 1.5% from $95.13 for the nine months ended August 31, 1997. Hotel occupancy remained at 100%. Lodging departmental income increased 2.5% for the nine months ended August 31, 1998 to $6.7 million from $6.5 million. Lodging departmental income as a percentage of Lodging revenues increased to 68.8% in 1998 from 67.6% in 1997.

FOOD AND BEVERAGE.     Food and Beverage revenues increased 14.3% for the nine
months ended August 31, 1998 to $14.4 million from $12.6 million for the corresponding period of the prior year. The increase was related to a $779,000 increase in banquet food and beverage revenues, a $554,000 increase in Joint bar revenues and a $350,000 increase in Center Bar/Las Vegas Lounge revenues. Food and Beverage departmental income increased 22.4% for the nine months ended August 31, 1998 to $5.9 million from $4.8 million, as a result of the increased revenues and decreased operating costs as a percent of revenue. Food and Beverage departmental income as a percentage of Food and Beverage revenues improved to 40.6% in 1998 from 38.0% in 1997, primarily as a result of the incremental revenue.

RETAIL.     Retail revenues decreased 20.5% for the nine months ended August 31,
1998 to $9.0 million from $11.4 million for the corresponding period of the prior year. Management believes the decrease is primarily attributable to a diluted retail market from increased retail competition. Retail Departmental income decreased 21.5% for the nine months ended August 31, 1998 to $4.8 million from $6.1 million, as a result of the decreased revenues. Retail departmental income as a percentage of Retail revenues decreased slightly to 52.9% in 1998 from 53.6% in 1997 as a result of managing retail expenses to the reduction in revenues.

MARKETING, GENERAL AND ADMINISTRATIVE.     Marketing, General and Administrative
expenses increased 8.2% for the nine months ended August 31,1998 to $14.8 million from $13.7 million for the corresponding period of the prior year. The increase is attributable the costs associated with hosting The Rolling Stones event of approximately $1.1 million, the incurrence of $1.5 million in legal fees related to the Rank lawsuit and higher accrued management incentive fees of approximately $0.4 million offset by the elimination of management fees paid to Harveys of approximately $2.4 million.

DEPRECIATION AND AMORTIZATION.     Depreciation and Amortization expense
increased to $4.3 million for the nine months ended August 31, 1998 from $4.2 million for the corresponding period of the prior year.

NET INTEREST EXPENSE.     Net Interest Expense increased 115% for the nine
months ended August 31, 1998 to $8.0 million from $3.7 million for the corresponding period of the prior year. The increase is attributable to the financing of the buyout of Harveys 40% interest in the Resort and related management agreement on October 24, 1997 for $45 million.

INCOME TAXES.      The income tax provision reflects the federal statutory rate adjusted for non-deductible expenses.

EXTRAORDINARY LOSS.      In connection with securing expansion financing on
March 23, 1998, the Company wrote off $3.5 million in unamortized loan fee costs associated with the retirement of the Prior Credit Facility.

NET INCOME.     As a result of the factors described above, the Company recorded a net loss for the nine months ended August 31, 1998 of $2.4 million compared to net income of $3.7 million for the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     On March 23, 1998, the Company completed the Offering of $120 million aggregate principal amount of Notes; of this amount approximately $105.6 million was used to repay the Prior Credit Facility and approximately $5.4 million was used to pay fees associated with the Offering and New Credit Facility. Concurrently with the Offering, the Company closed on the $67.0 million New Credit Facility to be used for the Expansion. At August 31, 1998 no amounts had been drawn on that facility.

     For the nine months ended August 31, 1998, the Company's principal source of funds was net financing activities of approximately $8.8 million and operations of $8.8 million. The primary use of funds was the payment of expansion and maintenance capital expenditures of $15.6 million. As of August 31, 1998 the Company had cash and cash equivalents of $5.8 million. Construction of the Expansion commenced in February 1998 and is expected to be completed by the second quarter of 1999. Based on current plans, approximately $42 million of capital expenditures related to the Expansion is expected to be incurred in fiscal year 1998, with the remaining $45 million expected to be incurred in fiscal 1999. However, timing for capital expenditures relating to the Expansion may change depending on the actual completion date for the Expansion. Failure to complete the Expansion within budget or on schedule could have a material adverse effect on the Company. The Company believes that its current cash balances, funds available under the $67.0 million New Credit Facility, and cash flow from operations will be sufficient to provide operating liquidity and complete the $87.0 million
Expansion.   However, no assurances can be given with respect to the
sufficiency of such amounts. Failure to complete the Expansion within budget or on schedule could have a material adverse effect on the Company.

                                PART II
                            OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

    On January 5, 1998, Hard Rock Cafe International (USA) Inc. (f/k/a Rank Licensing, Inc.), a subsidiary of Rank, filed an amended complaint in the United States District Court for the Southern District of New York against Peter A. Morton and the Company. The Plaintiff contends that the reservation and use by Mr. Morton and the Company of the Domain Names "hardrock.com" and "hardrockhotel.com", and the use of the Logos in, and in connection with merchandise offered on, internet websites operated under the Domain Names, violate terms of certain agreements with Mr. Morton and federal and state trademark and unfair competition law. The Plaintiff seeks an injunction against the use of the Domain Names and Logos by Mr. Morton and the Company, an order requiring Mr. Morton and the Company to assign the Domain Names to the Plaintiff, and over $100 million in damages. During the course of litigation Mr. Morton and the Company transferred the domain name "hardrock.com" to the Plaintiff. Trial of this matter has concluded, and the Company awaits a verdict. Management believes the outcome of this litigation will not have a material adverse effect on the Company, although there can be no assurance of the outcome of the lawsuit. Revenues from sales of merchandise over the internet for fiscal year 1997 were less than $150,000. Through August 31, 1998 the Company has incurred 51.5 million in legal fees in defense of this suit which has been charged to general and administrative expenses on the Statement of Operations.

    Additionally, the Company is a defendant in various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of any such litigation, in the aggregate, will have a material adverse effect on the Company.

ITEM 6.  EXHIBITS

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------

  27.        FINANCIAL DATA SCHEDULE

  27.1       Financial Data Schedule for fiscal quarters and nine months ended August 31, 1997 and 1998.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HARD ROCK HOTEL, INC.

Date:  October 13, 1998            By: /s/ BRUCE R. DALL
                                      -------------------------------------
                                      Bruce R. Dall
                                      DULY AUTHORIZED OFFICER

                                      /s/ BRUCE R. DALL
                                      -------------------------------------
                                      Bruce R. Dall
                                      CHIEF FINANCIAL OFFICER AND TREASURER