Form 10-K405
period 1998-11-30
HARD ROCK HOTEL INC
filed 1999-02-26
CIK 1059744

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER 333-53211
                  --------------------------------------------
                              HARD ROCK HOTEL, INC.
             (Exact name of registrant as specified in its charter)

         NEVADA                                    88-0306263
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

 4455 PARADISE ROAD
 LAS VEGAS, NEVADA                                   89109
-------------------------------        ------------------------------------
(Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (702) 693-5000

                  --------------------------------------------


     SECURITIES REGISTERED PURSUANT TO SECTION 12 OF THE EXCHANGE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X          No
             ---             ---

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. X
                                   ---

         The voting common stock of the registrant is not publicly traded. All of the voting stock is held by an affiliate of the registrant.

         The number of shares outstanding of the registrant's voting and non-voting common stock, no par value, was 76,023 as of January 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.   BUSINESS

OVERVIEW

         Hard Rock Hotel, Inc. (the "Company") owns and operates the Hard Rock Hotel & Casino in Las Vegas, Nevada, the world's first casino resort with a rock music theme (the "Resort"). The Resort, modeled after the highly successful Hard Rock Cafe restaurant chain, is decorated with an extensive collection of rare rock memorabilia and has a distinctive roof top guitar-shaped neon sign that extends 180 feet into the Las Vegas skyline. The original Hard Rock Cafe was co-founded in 1971 by Peter A. Morton, the Company's Chairman, Chief Executive Officer, President, and Secretary, and the "Hard Rock" name has grown to become widely recognized throughout the world.

         The Resort currently consists of:

         - an eleven-story hotel tower (the "Hotel") with 339 guest rooms (including 28 deluxe suites),

         -    a 29,000 square-foot casino (the "Casino"),

         -    a 3,600 square-foot retail shop (the "Retail Store"),

         - a nightclub and live music concert hall with a capacity of 1,400 persons ("the Joint"),

         -    an outdoor swimming pool area with a tropical theme (the "Beach
              Club"),

         -    two restaurants,

         -    three cocktail lounges and

         -    an exercise facility (the "Athletic Club").

         To capitalize on the strong popularity of the Resort, the Company is undertaking an expansion (the "Expansion") designed to significantly enlarge and enhance the Hotel, the Beach Club, the Retail Store and the variety of restaurants and entertainment amenities offered to guests of the Resort. See "-The Expansion."

BUSINESS STRATEGY

         The Company's business and marketing strategy for the Resort is to create a vibrant and energetic entertainment and gaming environment that primarily appeals to a customer base of youthful individuals. The Company successfully uses the Hard Rock theme, vibrant atmosphere and personalized service to differentiate the facility from the substantially larger "mega resorts" approximately one mile west on Las Vegas Boulevard (the "Strip"). Key elements of the Company's strategy include the following:

         UNIQUE TARGET CLIENTELE. The Company has successfully differentiated itself in the Las Vegas market by targeting a predominantly youthful and "hip" customer base, which management believes consists primarily of rock music fans and youthful individuals, as well as actors, musicians and other members of the entertainment industry. Management also believes that these customers form a combined demographic group that is currently underserved by competing facilities.

         "HIP" ENTERTAINMENT. The Joint has hosted numerous famous rock singers and popular music groups, such as The Rolling Stones, The Eagles, No Doubt, Marilyn Manson, The Wallflowers, Sheryl Crow and Jewel. Management believes that the Joint has become a favorite venue for musicians and guests due to its relatively small capacity and intimate atmosphere. The Resort has also regularly hosted special events such as segments of, and the post awards party for, the Fox/Billboard Magazine Music Awards, MTV's dance program THE GRIND, VH-1's Fairway To Heaven, a celebrity golf tournament, The King of the Beach Invitational, a pro volleyball tournament, and the premiere of the major motion picture CON AIR. The Company believes that The Joint's concerts and the Resort's special events generate significant worldwide publicity and reinforce the Resort's marquee image and unique position in the Las Vegas marketplace.

         GAMING MIX TARGETED TO CUSTOMER BASE. The Casino currently includes 704 slot machines, 60 table games and a 1,000 square-foot race and sports book. The Company's target gaming customer has a higher propensity to play table games and the Company strives to create a fun and enthusiastic gaming environment through the use of music themed gaming chips and playing surfaces and by promoting the interaction between table game dealers and customers. The Company also features the latest slot machines, some of which reflect the Company's rock music theme, as well as more traditional machines.

         SIGNIFICANT REVENUE FROM NON-GAMING OPERATIONS. The Company derives a majority of its revenues from non-gaming operations. The Company's Hotel, Beach Club, retail, food and beverage, and other operations allow the Resort to market itself as a full-service destination resort. The diversified revenue base allows the Company to be less dependent on the Casino as a source of revenues and profits, which management believes should result in less volatility in earnings.

         UNSURPASSED CUSTOMER SERVICE. One of the cornerstones of the Company's business strategy is to provide its customers with an extraordinary level of personal service. Management trains its employees to interact with guests and continually strives to instill in each employee a dedication to superior service designed to exceed guests' expectations. Mr. Morton is a visible proponent of the Resort's emphasis on customer service and regularly speaks to employees and customers. In addition, Mr. Morton and other members of management personally respond to suggestions made on comment cards placed in each of the Resort's hotel rooms.

LOCATION

         The Resort occupies one of the most highly visible and easily accessible sites in Las Vegas. It is located on approximately 16.7 acres of land near the intersection of Paradise Road and Harmon Avenue, approximately two miles from McCarran International Airport and approximately one mile east of the Strip, the main tourist area in Las Vegas. The Resort represents an attractive alternative for tourists, business travelers and locals who wish to avoid the crowds and congestion of the Strip, while maintaining close and easy access to the Strip. The Company has agreements with major hotels and casinos and retail establishments pursuant to which shuttle services are provided between such locations and the Resort. The Resort's location is particularly attractive due to its proximity to:

         - a high concentration of popular Las Vegas restaurants and nightclubs,

         -    the Las Vegas Convention Center,

         - the Thomas & Mack Center at the University of Nevada Las Vegas, Las Vegas' primary sporting and special events arena and

         - a number of non-gaming hotels, which have an aggregate of more than 1,000 guest rooms.

THE RESORT

         The Resort currently consists of the Hotel, the Casino, the Retail Store, two restaurants, The Joint, the Beach Club, three cocktail lounges and the Athletic Club.

         THE HOTEL. The Hotel's eleven-story tower houses 339 spacious hotel rooms, including 311 guest rooms and 28 deluxe suites. The guest rooms and deluxe suites average approximately 450 square feet in size, which is larger than the size of an average Las Vegas hotel room. Consistent with the Resort's distinctive decor, the hotel rooms are stylishly furnished with modern furniture, stainless steel bathroom sinks, leather headboards and black-and-white photos of famous rock musicians. The rooms also include special amenities such as large 27-inch screen televisions, stereo systems and french doors that open to the outdoors A full-service concierge and 24-hour room service are available to all guests of the Hotel.

         The following table illustrates certain historical information relating to the Hotel since its construction in 1995:

                                                            1995          1996         1997          1998
                                                            ----          ----         ----          ----
Number of guest rooms..................................      339          339          339           339

Average occupancy rate.................................     95.0%        99.5%         100%          100%

Average daily rate (1).................................    $86.71        $91.60       $96.36        $97.34

Revenue per average room...............................    $82.34        $91.14       $96.36        $97.34

-----------------------
(1)  Includes rooms provided on a complimentary basis

         THE CASINO. The innovative, distinctive style of the 29,000 square-foot circular Casino is a major attraction for both Las Vegas visitors and local residents. The Casino is designed with an innovative circular layout around the elevated Center Bar, which allows the Casino's patrons to see and be seen from nearly every area of the Casino. Rock music is played continuously to provide the Casino with an energetic and entertaining, club-like atmosphere. In addition, the Casino promotes a friendly, intimate atmosphere by encouraging its employees to smile at and interact with Casino players. Dealers, for example, are encouraged to "High Five" winning players.

         The Casino houses 60 table games including Blackjack, Craps, Roulette, Caribbean Stud Poker, Baccarat, Mini-Baccarat and Pai-Gow Poker, 704 slot and video poker machines, some of which feature guitar-neck-shaped levers and motorcycle seat-shaped stools, an approximate 1,000 square-foot race and sports book as well as the 1,963 square-foot Center Bar. The Casino also offers patrons other attractions, such as cutting edge slot technology, proprietary slot graphics and distinctive slot signage. For special events, the Company sets up table games in The Joint and outdoor table games in the Beach Club area.

         RETAIL. The Resort's retail operations consist of the Retail Store, a 3,600 square-foot retail shop, located at the Resort, and sales through its Internet web site. Visitors may purchase shirts, hats, pins, golf bags, children's clothing, stationery, leather jackets, collectible pin sets, sundry items and a variety of other merchandise displaying the popular "Hard Rock Hotel" and "HRH" logos from the Retail Store, through the web site and from a sundry store located in the Resort. The Company's retail operations have been very successful and offer a convenient and inexpensive outlet to market and advertise the "Hard Rock Hotel" trademark and attract other Las Vegas visitors to the Resort. The Company's in-house design team is responsible for maintaining the consistency of the Resort's image while creating new merchandise to expand and diversify the retail selection.

         THE JOINT. As a live music venue with a capacity of 1,400 persons, The Joint successfully draws audiences from Las Vegas visitors and from the local Las Vegas population. Management believes that as a result of hosting concerts by famous musicians such as The Rolling Stones, The Eagles, No Doubt, The Wallflowers, Sheryl Crow, Marilyn Manson and Jewel, The Joint has become a premiere venue in Las Vegas for live popular music. Some of these performances have been broadcast by Fox Television Network, MTV and VH-1 and are an important part of the Company's marketing strategy not only because they generate publicity for the Resort and attract large audiences to The Joint, but also because they provide an added source of visitors for the Hotel, the Casino, and the Resort's retail and food and beverage operations. In order to increase and retain customer traffic in the Casino, the Company has been operating The Joint under the name "The Orbit Lounge" as an after hours (12:30 a.m. to 4:00 a.m.) nightclub on Friday and Saturday nights.

         THE BEACH CLUB. The Beach Club features a 175-foot long, sand bottomed pool with a waterslide and underwater rock music, which was dubbed "the eighth wonder of Las Vegas" by VOGUE magazine and was recognized in the 1997 LAS VEGAS REVIEW-JOURNAL as the "Best Hotel Pool" in Las Vegas. The Beach Club also includes two beaches with white sand imported from Monterey, California, rock outcroppings and two whirlpools. In addition, guests of the Hotel can rent private cabanas at the Beach Club, which include water misters, a refrigerator, a television and (for an additional fee) an on-site massage service.

         FOOD AND BEVERAGE. The Resort offers its patrons a selection of high-quality food and beverages at multiple price points. The Resort's food and beverage operations include two restaurants (Mortoni's and Mr. Lucky's), three bars in the Casino (the Las Vegas Lounge, Sports Deluxe and the Center Bar), two bars in The Joint, a bar at the Beach Club and catering service for corporate events, conventions, banquets and parties. Mortoni's, an elegant 2,250 square-foot restaurant with seating capacity for approximately 110 persons, serves its diners upscale Italian cuisine, while Mr. Lucky's, a 3,800 square-foot 24-hour restaurant with seating capacity for approximately 200 persons, specializes in high-quality, moderately priced American cuisine such as hamburgers, pizza, ribs and salads. Both the 1,800 square-foot Las Vegas Lounge and the 1,963 square-foot Center Bar have become popular with both Las Vegas tourists and local residents who are attracted to the Resort's entertainment and vibrant, energetic atmosphere. As a result, these bars have often reached their service capacity on weekends, holidays and when special events and concerts have been held in The Joint or at the Beach Club. In addition, The Joint and the Beach Club offer their customers a limited selection of menu items and beverages.

         THE ATHLETIC CLUB. The Athletic Club includes treadmills, stair-masters, stationary bicycles, CYBEX machines, a variety of free-weights, steam rooms, showers and a massage room. Plans for the Expansion include adding new state of the art health club and spa facilities featuring amenities such as massage, facial and other personal services, making the Athletic Club a facility suitable for a first-class destination resort.

         BANQUETS AND CORPORATE EVENTS. The Resort hosts a number of corporate events, conventions, banquets and private parties. Past clients include Callaway Golf, Buena Vista Pictures, Jack Daniels, Netspeed, Miller Beer and Ziff-Davis. Depending upon the size of the event, customers can choose to host their corporate functions, conventions and banquets either indoors, at The Joint or in the Resort's approximately 2,200 square-foot meeting room, or outdoors, around the swimming pool at the Beach Club. The Resort's ability to cater such events, however, has been constrained by its existing meeting space. Currently, the Resort's indoor meeting space and The Joint, can hold up to 100 individuals and 1,400 individuals, respectively. The Resort has also hosted corporate events, conventions and banquets falling in the 100 to 1,500 person range by catering parties, when possible, around the existing pool at the Beach Club. Management estimates that due to the limitations of its indoor meeting space, the Resort turns down five to ten corporate events, conventions and banquets per month.

THE EXPANSION

         The Company has started construction on a program to significantly enlarge and enhance the Resort. The purpose of the Expansion is (i) to attract a greater number of guests to the Resort, especially during mid-week periods, and
(ii) to increase the amount of time and money guests spend at the Resort. Components of the Expansion are planned to include the following:

         - HOTEL. The Hotel's occupancy rate for fiscal years 1997 and 1998 was 100%, and management believes there is significant unmet demand for hotel rooms based on the number of reservation requests that the Hotel declines. In order to address this demand, the Company plans to construct a new eleven-story hotel tower that will feature 320 guest rooms, including approximately 32 suites. The new tower will be attached to, and seamlessly integrated with, the existing Hotel. The new guest rooms and deluxe suites are expected to be decorated in the same modern, minimalist style as the existing rooms and are designed to have an average size of 465 square feet, which is slightly larger than the average size of the guest rooms and deluxe suites in the existing tower.

         - CASINO. The Resort currently has a lower proportion of hotel rooms to gaming positions relative to other properties in Las Vegas. Management believes the increase in hotel rooms and amenities as a result of the completion of the Expansion will add customer traffic to the Resort and increase utilization of the Casino. To capitalize on the expected demand, the Company is in the process of adding approximately 60 slot machines and 11 table games, of which 11 slot machines and 5 table games have already been installed in a new higher limit gaming area. Management intends to attract higher income gaming patrons through the hotel suites, amenities and special events. However management does not anticipate targeting customers whose wagering practices are significantly above those of the Company's current higher income customer base.

         - BEACH CLUB. The Expansion will significantly enlarge the Beach Club, one of the Resort's key attractions. The Beach Club, which currently occupies approximately one acre, will be expanded to approximately 2.5 acres. Added attractions include a second, substantially larger swimming pool featuring an island, a sand beach, a flowing stream (which will connect the new pool area to the existing pool area), a new more thrilling waterslide, and additional white sand beach areas. The Beach Club will also serve as an outdoor concert venue with a capacity of approximately 3,000 people. Plans call for the expanded Beach Club to also provide its patrons with an open-air casino consisting of three table games in, and three table games adjacent to, the stream connecting the two swimming pools and a bank of approximately 20 slot machines built into a rock formation. In addition, the Company plans to surround the pools with approximately 40 Tahitian styled, thatched roof cabanas, which can be rented on a daily basis.

         - RESTAURANTS. The Resort currently features two full-service restaurants. In order to attract additional visitors and offer guests of the Resort a greater variety of dining choices, management plans for the Expansion to include three new premier restaurants including a steakhouse, a Japanese restaurant to be designed and operated by an internationally renowned chef and a Mexican restaurant. Plans for the Expansion also include the addition of a coffee shop in the Hotel and additional food and beverage service at the Beach Club. Management believes that the greater variety of dining choices should be an effective tool in attracting additional gaming customers and increasing the amount of time and money guests spend at the Resort.

         - RETAIL STORE. The expansion of the Retail Store to 3,600 square feet was completed in October 1998. The redesigned and reconfigured store allows the Company to display a wider variety of merchandise bearing the "Hard Rock Hotel" and "HRH" logos in a comfortable shopping atmosphere.

         - PARKING FACILITY. The Company has constructed a six-story parking facility with a capacity of 1,088 cars, effectively increasing the Resort's parking capacity by approximately 500 cars (net of surface parking space eliminated from construction of the new hotel tower) to an aggregate of approximately 1,700 parking spaces. The new parking facility, which is designed to allow for the future addition of 450 additional parking spaces, was completed on schedule in August of 1998.

         - CONVENTION AND MEETING FACILITIES. Due to the significant demand from convention groups, businesses and other parties for large meetings and for special events, plans for the Expansion include a new 6,000 square-foot meeting facility, which can be utilized as one large ballroom or reconfigured into up to three smaller rooms. The Company also anticipates using The Joint and the expanded Beach Club, restaurants and meeting space to host receptions and special events and to attract larger meetings and groups than it has been able to host in the past.

         - OTHER. Plans for the Expansion also include a new approximately 8,000 square-foot health club and spa, an 8,000 square-foot nightclub and an approximately 30,000 square-foot multi-functional warehouse, maintenance and back of house facility. The health club and spa are expected to feature state of the art exercise equipment as well as provide guests with massage, facial and other personal services typically provided at first-class destination resorts. The underground nightclub may also serve as additional space that can be used for meetings, banquets and special events.

         The Expansion has been planned in three separate phases. Phase I consisted of the construction of the parking facility, which began in February 1998 and was completed in August of 1998 at a cost of approximately $8.0 million. Phase II involves the development of the new nightclub and warehouse facility and the expansion of the Retail Store at a cost of approximately $13.0 million. The Company has completed the expansion of the Retail Store and is in the process of constructing the new nightclub and warehouse facility. Phase III includes the development of the new hotel tower, expanded Beach Club, health club and spa and the additional restaurants and meeting space at an expected cost of approximately $76.0 million. The Company originally established a total construction budget for the Expansion of $87.0 million (of which $30.8 million has been expended as of November 30, 1998), including construction contingency, design costs, and capitalized construction period interest. Management now expects the Expansion to cost $97.0 million. Construction is expected to be completed in the second quarter of 1999. See "Risk Factors--Completion Guaranty."

MARKETING

         The Company's marketing efforts are targeted at both the visitor market (tourists and business travelers) as well as local patrons. The marketing department uses both traditional and innovative marketing strategies to promote the "Hard Rock Hotel" and "Hard Rock Casino" trademarks. The Company employs targeted marketing programs through use of the Company's database which contains approximately 350,000 names. The Resort is aggressively marketed not only through domestic and international public relations activities, direct mail, print, radio and television advertising, but also through special arrangements with various members of the entertainment industry. For example, for the past three years the Company has provided a number of rooms for the BILLBOARD Music Awards televised on Fox Network TV in exchange for frequent media exposure during the telecast. The Resort also hosts many well-publicized and often televised events such as segments of, and the post-awards party for, the Fox/Billboard Magazine Music Awards, MTV's dance program THE GRIND, VH-1's Fairway to Heaven Celebrity Golf Tournament, the King of the Beach Pro Volleyball Tournament and the premiere of the major motion picture CON AIR. These types of events are held at the Resort because its stylish and distinctive atmosphere is consistent with the theme of the events. The events, in turn, reinforce the Resort's image as a destination resort among its target clientele. The concerts in The Joint by popular artists, some of which have been televised, are another form of promotional activity that reinforces the Resort's image.

         The Casino marketing staff has developed the Back Stage Pass program for visitors to the Casino. The Back Stage Pass is a casino player tracking card. The program, which is available to all Casino visitors, tracks each patron's gaming record, and based on the level of gaming activity, members may become eligible for discount or complimentary services, invitations to special events and merchandise at the Resort. Every visitor who joins the Back Stage Pass program receives a Six-Pac of coupons redeemable at the Resort. The coupons are redeemable for certain items available at the Resort such as a complimentary shot glass or a complimentary beer at the Center Bar or the Las Vegas Lounge. Management believes that the Expansion, as well as the Company's continued marketing efforts, will further attract Las Vegas visitors, local residents and repeat customers.

         Management targets local residents through direct mail advertising as well as through hosting special events and parties specifically geared to the local population. In addition, management believes the off-Strip location and close proximity to a variety of restaurants and nightclubs attracts local residents to the property.

TRADEMARKS

         Hard Rock Hotel-Registered Trademark- and Hard Rock Cafe-Registered Trademark- are registered trademarks of a wholly owned subsidiary of Rank Organization plc ("Rank"). Upon the sale of Mr. Morton's interest in the Hard Rock Cafes to Rank, in June 1996, Mr. Morton and Rank entered into a trademark licensing agreement pursuant to which Rank granted to Mr. Morton an exclusive, perpetual, royalty-free license (subject to certain termination provisions designed to protect the quality of the trademarks) to use the "Hard Rock Hotel" and "Hard Rock Casino" trademarks in connection with hotel casinos and casinos in areas of the United States west of the Mississippi River plus Illinois and Louisiana, but excluding Texas (other than Houston), and in Australia, Brazil, Israel, Venezuela and metropolitan Vancouver, British Columbia (collectively, the "Morton Territory"). Mr. Morton has sublicensed to the Company the right to use the "Hard Rock Hotel" and "Hard Rock Casino" trademarks at the Resort's location in Las Vegas (subject to certain termination provisions designed to protect the quality of the trademarks) for a term lasting as long as the Company shall have any outstanding indebtedness pursuant to the Company's outstanding
9 1/4% Senior Subordinated Notes due 2005 (the "Notes") or the Company's current credit facility. The Company is currently a defendant in a lawsuit relating to the use of certain marks and logos on the Internet. See "Legal Proceedings."

LAS VEGAS MARKET

         Las Vegas is one of the fastest growing and largest entertainment markets in the United States. For fiscal year 1997, gaming revenues in Clark County reached a new 12 month record of $6.2 billion. The number of visitors traveling to Las Vegas has increased at a steady and significant rate, from 16.2 million visitors in 1987 to a record 30.5 million in 1997, representing a compound annual growth rate of 6.5%. Aggregate expenditures by Las Vegas visitors increased at a compound annual growth rate of 11.3% from $8.6 billion in 1987 to $22.5 billion in 1996. The number of hotel and motel rooms in Las

Vegas increased by approximately 70.1% from 61,934 in 1988 to 105,347 in 1997, surpassing 100,000 rooms in January 1997, the first market to reach that level. According to an April 1, 1998 article entitled "Gamble on Las Vegas Hotel--Casinos May Not Pay Off," in The Wall Street Journal, while the number of rooms in Las Vegas rose 6.3% in 1997, the number of visitors to Las Vegas rose only 2.8%. Despite this disparity, hotel occupancy rates exceeded on average 91.6% for the years 1994 to 1998. According to the Las Vegas Convention and Visitors Authority ("LVCVA"), by the end of the decade, it is expected that in addition to the Company's hotel, approximately 17,000 additional hotel rooms will be opened in Las Vegas, including the Venetian, Paris and Mandalay Bay, which are currently under construction, the expansion at the MGM Grand and the new developments planned at the current Aladdin site. Management believes that the addition of quality themed hotel casinos and resorts will continue to increase visitor traffic to Las Vegas and will benefit the Company in particular due to its unique niche and proximity to the Strip.

         The following table sets forth certain statistical information for the Las Vegas market for the years 1994 through 1998, as reported by the LVCVA.


                           LAS VEGAS MARKET STATISTICS

                                                           1994         1995       1996       1997        1998
                                                           ----         ----       ----       ----        ----
Visitor Volume (in thousands).......................      28,214      29,002     29,637     30,465       30,605
Clark County Gaming Revenues (in millions)..........      $5,431      $5,718     $5,784     $6,152       $6,347
Hotel/Motel Rooms...................................      88,560      90,046     99,072    105,347      109,365
Airport Passenger Traffic (in thousands)............      26,850      28,027     30,460     30,306       30,227
Convention Attendance (in thousands)................       2,684       2,925      3,306      3,519        3,302


COMPETITION

         The Resort, located less than one mile east of the Strip, competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Strip on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. Currently, there are approximately 25 major gaming properties located on or near the Strip, 13 additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas. Many of the competing properties, such as the Rio, Sunset Station, The Mirage, Treasure Island, Caesar's Place, Luxor, New York-New York, Bellagio and the MGM Grand have themes and attractions which draw a significant number of visitors and directly compete with the Company's operations. Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than the Company and market to the same target demographic group as the Company. Additionally, some competing properties may incorporate a music theme (and at least one has announced its intention to do so) that may affect the Company negatively. Furthermore, additional hotel casinos, containing a significant number of hotel rooms, are expected to open in Las Vegas within the next two years. Two major hotel casinos, Mandalay

Bay and The Venetian, are expected to open in the next quarter. There can be no assurance that the Las Vegas market will continue to grow or that hotel casino resorts will continue to be popular, and a decline or leveling off of the growth or popularity of such facilities would adversely affect the Company's financial condition and results of operations.

         The Company will also face competition from competing "Hard Rock" hotels and hotel casinos that may be established in jurisdictions other than Las Vegas. The Company has the exclusive right to use the "Hard Rock Hotel" and "Hard Rock Casino" trademarks only in connection with the Resort in Las Vegas. Mr. Morton holds the exclusive rights to exploit such trademarks in connection with hotel casinos and casinos in other parts of the Morton Territory, and Rank holds such rights in the remainder of the world. Neither Mr. Morton nor Rank may open a hotel/casino or casino using the "Hard Rock" name in Las Vegas. Rank has the right to open hotels (without casinos) using the "Hard Rock" name anywhere outside of the State of Nevada. The Company has been informed that Rank has opened at least one "Hard Rock" hotel and intends to open several hotel and hotel/casinos using the "Hard Rock" name in jurisdictions both inside and outside the Morton Territory.

         To a lesser extent, the Resort competes with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, and in Atlantic City, New Jersey. The Company also competes with state-sponsored lotteries, on- and off-track wagering, card parlors, river boat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships and international gaming operations. Recently, California enacted The Tribal Government Gaming and Economic Self-Sufficiency Act of 1998 (the "Tribal Act"). The Tribal Act provides a mechanism for federally recognized Native American tribes to conduct certain types of gaming on their land. If the Tribal Act is interpreted to allow a full range of casino type gaming, or if it lifts restrictions currently imposed on tribal gaming, it could cause a material adverse effect on the Company. Continued proliferation of gaming activities could significantly and adversely affect the Company's business and prospects. See "Risk Factors-Recently Enacted and Possible Legislation."

         Many of the Company's competitors in the hotel casino industry are emphasizing or are expected to emphasize their non-gaming businesses, including retail sales. Consequently, the Company has recently experienced (and expects to continue to experience) increased competition in the retail sales market in Las Vegas. The Company's retail departmental income decreased by $3.7 million (24%) during fiscal year 1998 relative to fiscal year 1997, and there can be no assurance that retail departmental income will not continue to decrease.

EMPLOYEES

         As of November 30, 1998, the Company had approximately 864 full-time employees and 179 on-call employees who are employed on an as-needed basis. Upon completion of the Expansion, the Company intends to employ approximately 1,200 full-time employees and 250 on-call employees. None of the Company's employees are members of unions, however, various unions have been aggressively soliciting new members in Las Vegas. The Company cannot assure that one or more unions will not approach the Company's employees. The Company considers its relations with its employees to be good and has never experienced an organized work stoppage, strike or labor dispute.

REGULATION AND LICENSING

         The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively the "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and the Clark County Liquor and Gaming Licensing Board (the "CCLGLB" and, together with the Nevada Commission and the Nevada Board, the "Nevada Gaming Authorities").

         The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

         The Company is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. No person may become a stockholder of, or receive any percentage of profits from, the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company has obtained from the Nevada Gaming Authorities the various approvals, permits and licenses required in order to engage in its current gaming activities in Nevada. The Company has received, subject to certain conditions, all additional approvals, registrations and regulation waivers that will be required for the Exchange Offer contemplated herein.

         The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation in which the burden of proving one's suitability is always on the applicant. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability for license, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

         If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would have to sever all relationships with such person. In addition, the Nevada Commission may require the

Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

         The Company is required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company must be reported to, or approved by, the Nevada Commission.

         If it were determined that the Nevada Act was violated by the Company, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the person involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

         Any beneficial owner of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial owner of the Company's equity securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

         The Nevada Act provides that each person who acquires, directly or indirectly, beneficial ownership of any debt security in a publicly registered corporation which is registered with the Nevada Commission (a "Registered Corporation") may be required to be found suitable if the Nevada Commission has reason to believe that the acquisition of such debt security would otherwise be inconsistent with the declared policy of the State of Nevada. In addition, the beneficial owners of the Class A and Class B common stock of the Company are prohibited from selling, assigning, transferring, pledging or otherwise disposing of such stock without the prior approval of the Nevada Commission.

         Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Company
(i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

Additionally, pursuant to the Clark County Code, the CCLGLB has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

         The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting rights by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

         The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. Due to the fact that the Company is a corporate gaming licensee, the Company's stock certificates carry a restrictive legend indicating the stock of the Company is subject to the Nevada Act. Furthermore, any negative covenant that restricts the transfer of the stock of a corporate licensee may require the prior approval of the Nevada Commission.

         The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful. The Company has applied for and received, subject to certain conditions, approval as a Registered Corporation based upon its debt offering as well as a waiver of certain regulations of the Nevada Commission that prohibit a public offering by a corporation holding a Nevada gaming license. Such approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the debt securities offered. Any representation to the contrary is unlawful.

         Changes in control of the Company through merger, consolidation, stock or asset acquisition, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the prior approval process relating to the transaction.

         The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses, and Registered Corporations that are affiliated with these operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

         License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; (iii) the number of table games operated; or (iv) a percentage of the room rate charged for each occupied room. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments.

         Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (each a "Licensee"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the ongoing expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if the Licensee knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

RISK FACTORS

         The Company is subject to the following risks:

SIGNIFICANT LEVERAGE

         The Company is highly leveraged. The Company's earnings have been insufficient to cover fixed charges in four of the last five years. As of November 30, 1998, the Company's total debt was

$130.7 million. The Company expects to incur additional indebtedness under the Company's current credit facility to fund the Expansion. The consequences of the Company's leverage include, but are not limited to, the following:

         - upon full use of the Company's current credit facility, interest payments will be approximately $18 million per year, which will require a substantial portion of the Company's expected annual cash from operations for the payment of interest on the Company's indebtedness,

         - the Company's ability to obtain additional financing in the future for working capital, capital expenditures, development financing or other purposes may be limited and

         - the Company will be susceptible to adverse changes in the economy and the Las Vegas gaming market.

         Furthermore, the Company's current debt imposes certain operating and financial restrictions on the Company. Such restrictions limit, among other things, the ability of the Company to incur additional indebtedness, create liens on its assets, sell assets or engage in mergers or consolidations, make investments, pay dividends or engage in intracorporate transactions. The failure by the Company to comply with numerous restrictive covenants contained in this debt may result in a default which, if not cured or waived, could have a material adverse effect on the Company.

ABILITY TO REPAY DEBT

         The Company will be dependent to a significant extent upon the successful completion of the Expansion and operation of the Resort before and after completion of the Expansion for coverage of its debt service. The Company's future operating performance is itself dependent on a number of factors, many of which are outside of the Company's control, including prevailing economic conditions and financial, business, regulatory and other factors. A significant decrease in the Company's operations during the construction period would negatively impact the Company's ability to complete the Expansion on time, within the specified description or at all. Any significant increases in the construction budget or delays in completing the construction and opening of the Expansion would adversely affect the Company. There can be no assurance that future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

         If the Company were unable to generate sufficient cash from its future operations to satisfy any debt service requirements, or to pay its debts as they mature, the Company would be required to explore alternatives, such as seeking additional debt or equity financing, reducing or delaying capital expenditures or selling material assets or operations. The Company cannot assure that it would be successful in implementing any of these alternatives, if necessary. Also, Nevada law contains certain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. These restrictions, which are described in "Business-Regulation and Licensing" and "-Government Regulation" could cause delays in obtaining necessary capital.

DEPENDENCE ON THE CREDIT FACILITY

         The Company is dependent on the availability of its credit facility to fund construction of the Expansion. If the Company defaults on its indebtedness, either by failing to make required payments or by breaching a covenant, the lenders under the credit facility could elect to:

         - declare all borrowings to be due and payable, together with accrued and unpaid interest and

         -        terminate their commitments.

         If the lenders for any reason require early repayment of the funds borrowed pursuant to the credit facility, or fail to provide funds pursuant to the credit facility, the Company may not be able to complete the Expansion.

         Obligations under the credit facility are secured by liens on substantially all assets of the Company. Upon an event of default and acceleration under the credit facility the lenders may exercise the right to control the operation of the Resort. That right is subject to prior approval by the Nevada Gaming Authorities of their application to acquire control of the Resort.

         Borrowings under the credit facility bear interest at floating rates based on the Federal Funds Rate, the prime lending rate or LIBOR. Increases in interest rates on indebtedness under the credit facility would increase the Company's interest payment obligations and could have an adverse effect on the Company.

RISKS RELATING TO THE EXPANSION

         Failure to complete the Expansion within the budget or on schedule may have a material adverse effect on the Company. Although the Company expects that the final stage of the Expansion will be completed in the second quarter of 1999, the Company has not entered into a contract for the construction of the entire Expansion and cannot assure that the Expansion will be completed by then or any other time. Likewise, the Company cannot predict the final amount which the Company will spend to complete the Expansion. The anticipated costs and completion date for the Expansion are based upon the Company's budgets, conceptual design documents and construction schedule estimates, prepared in part in consultation with architects and construction and design consultants. These estimates and projected completion dates may continue to change significantly as the Expansion progresses. Although the Company anticipates the Expansion to take substantially the form described herein, construction plans for the entire Expansion have not been completed and may change. Any change in the construction plans for the Expansion may result in some or all of the Expansion not being completed or being completed in a manner substantially different from that described herein. Changes in design and construction plans may require additional funds beyond those provided by the sale of the Notes and the credit facility. The Company cannot assure that it would be able to obtain additional funds under terms that would be favorable to the Company.

         Construction projects, such as the Expansion, can entail significant development and construction risks including, but not limited to:

         -        labor disputes,
         -        shortages of material and skilled labor,
         -        weather interference,
         -        unforeseen engineering problems,
         -        environmental problems,
         -        geological problems,
         - construction, demolition, excavation, zoning, permitting or equipment problems and
         -        unanticipated cost increases.

         Any of these problems could give rise to delays or cost overruns or otherwise have a material adverse effect on the Expansion and the Company.

         Additionally, the Expansion will require many permits, licenses and approvals, certain of which have not yet been obtained. The scope of the approvals required for projects of this nature is extensive, including, without limitation, state and local land-use permits, building and zoning permits. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled completion of the Expansion. The Company cannot assure that these conditions will not adversely affect the Company or that all required regulatory approvals will be obtained.

         The Company has planned construction activities related to the Expansion to minimize disruption of the Resort's operations caused as a result of the Expansion. Management believes, however, that the Expansion has caused some level of disruption to the Resort's operations. The Company cannot assure that construction noise and debris and the temporary closing of certain facilities will not disrupt the Resort's operations in the future. Moreover, unexpected delays in construction for any reason could exacerbate or magnify any disruptions. As a result, the Company cannot assure that the construction of the Expansion will not have an adverse effect on the Company.

COMPETITION; RISK OF OVERCAPACITY; AND PLANNED CONSTRUCTION IN LAS VEGAS

         The Company's success is dependent upon the success of the Resort and its continuing ability to attract visitors and operate profitably. However, the Company's operations are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the control of the Company.

         The Company, located less than one mile east of the Strip, competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. See "Business-Competition."

         An April 1, 1998, article entitled "Gamble on Las Vegas Hotel-Casinos May Not Pay Off," in The Wall Street Journal reported that in 1997 while the number of rooms in Las Vegas rose by 6.3%, the number of visitors rose only 2.8%. Hotel casinos under construction will also directly compete with the

Company's operations and together with other projects are expected to add approximately 17,000 rooms to the market. While there has been significant new hotel casino construction in Las Vegas in the past, including approximately 15,300 hotel and motel rooms added in 1996 and 1997, the Las Vegas market has not previously witnessed the room capacity additions expected in the next two years and management cannot estimate the effect on the Company of these developments.

OTHER FORMS OF COMPETITION

         The Company will also face competition from competing "Hard Rock" hotels and casinos that may be established in jurisdictions other than Las Vegas. The Company cannot assure that the development by Rank or Mr. Morton of other hotels and casinos using names that include the phrase "Hard Rock" outside of Las Vegas will not adversely affect the Company. See "Business -Competition" and "-Risks Associated with Shared Use of the 'Hard Rock' Brand Names."

         To a lesser extent, the Company competes with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, Atlantic City, New Jersey and other parts of the United States. The Company also competes with state-sponsored lotteries, on- and off-track wagering, card parlors, river boat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships and international gaming operations. See "Business-Competition." Continued proliferation of gaming activities could significantly and adversely affect the Company. See "-Recently Enacted and Possible Legislation."

         Many of the Company's competitors in the hotel casino industry are emphasizing or are expected to emphasize their non-gaming businesses, including retail sales. Consequently, the Company has recently experienced (and expects to continue to experience) increased competition in the retail sales market in Las Vegas. The Company's retail departmental revenues decreased by $3.7 million (24.0%) during fiscal year 1998 relative to fiscal year 1997, and the Company cannot assure that retail departmental revenues will not continue to decrease.

DEPENDENCE UPON KEY MARKET AND LIMITED BASE OF OPERATIONS

         All of the Company's revenues are generated from the Resort. The Company's results of operations are dependent on conditions in Las Vegas and, indirectly, Southern California, where many of the Resort's targeted customers reside. A decline in the local economies of Las Vegas or Southern California could have a negative effect on the Company. In addition, because Las Vegas draws from a national and international tourist base, a downturn in the domestic or global economies could have a negative effect on the Company. Furthermore, due to the Company's single location, it is subject to greater risks than a more diversified hotel and casino resort operator.

         The combination of the single location and the significant investment associated with it may cause the operating results of the Company to fluctuate significantly and adversely affect the Company. Due to the single location, poor operating results at the Resort would materially affect the profitability of the entire Company. Future growth in revenues and profits will depend to a large extent on the Company's ability to successfully execute the Expansion and generate cash flow sufficient for its working capital needs.

RELIANCE ON KEY PERSONNEL

         The ability of the Company to operate successfully and competitively is dependent, in part, upon the continued services of certain of its employees, particularly Peter A. Morton, Chairman of the Board, Chief Executive Officer, President and Secretary, and Gary R. Selesner, Senior Vice President of Operations and General Manager. In the event that either Mr. Morton or Mr. Selesner were to leave the Company, the Company might not be able to find a suitable replacement. Management believes that the loss of services by either of these executives could have a material adverse effect on the Company. The Company does not maintain key man life insurance for any officer or director of the Company. Mr. Morton has several outside business interests and may have additional business interests in the future. Although Mr. Morton currently spends substantially all of his business time on the Company, the Company cannot assure that he will do so in the future.

         The shareholders, officers, directors and key employees of the Company, including Mr. Morton and Mr. Selesner, are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny any such application for any cause that they deem reasonable. In the event the Nevada Gaming Authorities were to find any such person unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would be required to sever all relationships with such person. Mr. Selesner is currently in the process of being licensed. The Company cannot assure that any such person will be able to obtain or maintain any requisite license or finding of suitability by the Nevada Gaming Authorities.

CONTROL BY PRINCIPAL SHAREHOLDER

         Mr. Morton beneficially owns over 90% of the outstanding common stock of the Company, including 100% of the outstanding voting common stock of the Company. Thus, Mr. Morton controls the election of the Board of Directors of the Company and can approve or disapprove any other matters submitted to the stockholders.

         In addition, while Mr. Morton has informed the Company that he believes he will be able to perform his obligations under the Completion Guaranty, such guaranty is not secured. If Mr. Morton were to die or become bankrupt or insolvent, the performance of his obligations under the Completion Guaranty could be delayed or adversely affected.

LACK OF SIGNIFICANT OPERATING HISTORY

         From the inception of the Company to October 24, 1997, Harveys Casino Resorts ("Harveys") owned 40% of the Company and managed the Resort pursuant to a management agreement. For that period Harveys provided hotel and casino management expertise and oversight and was responsible for the Resort's management information systems, employee benefit programs and insurance policies. These responsibilities were transferred to the Company in October 1997 as a result of the buyout of Harveys' interest in the Company and the concurrent termination of the management agreement with Harveys (the "Buyout"). The Company has independently operated the Resort for only a little over one year. The continued success of the Company's operations will depend on the Company's successful management and implementation of its own systems.

RISKS ASSOCIATED WITH HISTORICAL NET LOSSES

         Although the Company maintained 100% occupancy of the Hotel for the fiscal years ended November 30, 1997 and 1998, the Company has recorded net losses for both fiscal years 1997 and 1998. The net loss for the fiscal year ended November 30, 1998 of $3.7 million is largely attributable to the write-off of loan fees of $3.5 million associated with the termination of the Company's old credit facility and a $1.5 million write-off of legal fees associated with the Rank lawsuit. Management believes that the Company will not incur significant additional legal fees in connection with the Rank lawsuit. See "Legal Proceedings." The net loss for the fiscal year 1997 of $17.5 million is largely attributable to the $24.7 million non-recurring charge paid by the Company in connection with the Buyout. Additionally, the Company has recorded a net loss for fiscal year 1995 of $2.0 million that is largely attributable to the pre-tax write-off of $4.9 million in pre-opening expenses. The Company cannot assure that it will not post a net loss in the future.

RISKS ASSOCIATED WITH SHARED USE OF THE "HARD ROCK" BRAND NAMES

         The Company benefits from the global name recognition and reputation generated by the Hard Rock Cafes that are operated by Rank. At present, Rank operates or franchises over 80 Hard Rock Cafes located in the United States and abroad. Rank is, however, under no obligation to continue to own, operate or franchise the Hard Rock Cafes, and there can be no assurance that Rank will not sell, change the focus of, or manage such restaurants in a manner that would adversely affect the Resort, which bears a similar name.

         In addition, although the Company has obtained the exclusive right to use and develop the "Hard Rock Hotel" and "Hard Rock Casino" trademarks in connection with the Resort in Las Vegas, a subsidiary of Rank is the sole owner of the rights to the "Hard Rock Cafe," "Hard Rock Hotel" and "Hard Rock Casino" trademarks. As a result, Rank or its licensee can exploit the "Hard Rock" name and logo (other than in connection with hotel casinos and casinos in the Morton Territory), including marketing "Hard Rock" merchandise, anywhere in the world. There can be no assurance that the Company will not be adversely affected by the management and reputation of any such use of the "Hard Rock" brand name.

COMPLETION GUARANTY

         Pursuant to the Completion Guaranty, Mr. Morton has guaranteed, subject to certain conditions and limitations, payment of construction and development costs of the Expansion in excess of $87.0 million, up to a maximum of $10.0 million. Mr. Morton's obligations under the Completion Guaranty will be deferred during the pendency of any FORCE MAJEURE event or any other event that makes completion of the Expansion physically impossible or unlawful. The Completion Guaranty does not obligate Mr. Morton, in any way to pay any principal, premium or interest on the Company's debt. The Company cannot assure that if construction and development costs of the Expansion exceed the amount of funds available to the Company for the Expansion, including amounts available under the Completion Guaranty, Mr. Morton will provide any additional funds or that the Company will be able to raise additional funds. If Mr. Morton dies or becomes bankrupt or insolvent, the performance of his obligation to put money into the Company could be delayed or affected adversely. See "-Reliance on Key Personnel, Control by Principal Shareholder" and "Certain Transactions-Completion Guaranty."

GOVERNMENT REGULATION

         The gaming operations and the ownership of securities of the Company are subject to extensive regulation by the Nevada Gaming Authorities. The Nevada Gaming Authorities have broad authority with respect to licensing and registration of entities and individuals involved with the Company.

         Although the Company currently holds a gaming license issued by the Nevada Gaming Authorities, the Nevada Gaming Authorities may, upon the violation of a gaming law or regulation and after disciplinary complaint and public hearing, among other things, revoke, suspend, limit or condition the gaming license of any corporate entity (a "Corporate Licensee") or the registration of a Registered Corporation or any entity registered as a holding company of a Corporate Licensee or fine each person or entity or both up to $250,000 for each violation. In addition, the Nevada Gaming Authorities may revoke the license or finding of suitability of any officer, director, controlling person, shareholder, noteholder or key employee of a licensed or registered entity. If the gaming licenses of the Company were revoked for any reason, the Nevada Gaming Authorities could require the closing of the Company's gaming operations, which would result in a material adverse effect on the business of the Company. The Company and certain of its officers, directors, shareholders and key employees either have been licensed by, or have applied for licensing with, the Nevada Gaming Authorities.

         Any future public offering of debt or equity securities by the Company requires the prior approval of the Nevada Commission, if the securities or the proceeds from the sale thereof are intended to be used by the Company to pay for construction of, or to acquire an interest in, any gaming facilities in Nevada, to finance the gaming operations of an affiliated company or to retire or extend obligations incurred for any such purpose.


RISKS RELATED TO MARKET DATA

         The Company has included in this report market data and information with respect to the performance of other gaming entities that the Company believes to be reasonably accurate. The Company has not independently verified this data and information, which is subject to material uncertainties due to, among other things, the unavailability of raw data, the voluntary nature of the data gathering process and the inherent uncertainty of the estimation process. Readers should not place undue reliance on this information as the Company cannot assure that it is accurate in all material respects.

ENVIRONMENTAL RISKS AND REGULATION

         The Company has engaged in real estate development projects and has owned and operated several parcels of real estate. As a result, the Company is subject to various federal, state and local laws and regulations that make it liable for the costs of cleaning up, and other costs relating to, releases of hazardous substances on its property or at property to which the Company has sent solid or hazardous wastes. The types of activities that can lead to environmental liability include discharges to air and water, and handling and disposal of solid and hazardous waste. Environmental laws and regulations may impose liability regardless of whether the owner or operator caused or even knew of the contamination, and in some cases, one's liability could exceed the value of the property itself. The presence of hazardous substances, or the failure to properly remediate any resulting contamination, may inhibit the Company's ability to sell, lease or operate the property or to borrow using the property as collateral. The Company does not have environmental liability insurance to cover such events. Although there can be no assurance, the Company is not aware of any condition at any of its current or past properties that would have a material adverse effect on the Company.

RECENTLY ENACTED AND POSSIBLE LEGISLATION

         California recently enacted the Gambling Control Act, which provides for a state regulatory board to oversee existing forms of gambling in California. The Gambling Control Act specifically maintains a strict categorical prohibition over certain forms of gambling. California, pursuant to a ballot initiative vote, also enacted The Tribal Act. The Tribal Act provides a mechanism for federally recognized Native American tribes to conduct certain types of gaming on their land. Due to the recent enactment of the Gambling Control Act and the Tribal Act, the Company cannot predict the effect they may have on the Company's operations. If the Tribal Act is interpreted to allow a full range of casino type gaming, or if it lifts restrictions currently imposed on tribal gaming, it could have a material adverse effect on the Company. Additionally, the California Senate is currently deliberating an amendment to the California constitution that would allow the establishment and operation of casinos on Native American lands. The Company believes that the expansion of casino gaming on Native American lands, or otherwise, in California could have a material adverse effect on the Company.

         The National Gambling Impact and Policy Commission has been formed to conduct a comprehensive study of all matters relating to the economic and social impact of gaming in the United States. Such commission is required to issue a report to Congress containing its findings and conclusions, together with recommendations for legislation and administrative actions by June 1999. Any such recommendations, if enacted into law, could adversely affect the gaming industry and have a material adverse effect on the Company.

         Additionally, from time to time, certain federal legislators have proposed the imposition of a federal tax on gaming revenues. Any such tax could have a material adverse effect on the Company.

ITEM 2.   PROPERTIES

         The Company owns approximately 16.7 acres of land in Las Vegas where the Resort, its parking facility and the area on which the Expansion will occur are located.

ITEM 3.   LEGAL PROCEEDINGS

         On January 5, 1998, Hard Rock Cafe International (USA) Inc. (f/k/a Rank Licensing, Inc.) (The "Plaintiff"), a subsidiary of Rank, filed an amended complaint in the United States District Court for the Southern District of New York against Mr. Morton and the Company. The Plaintiff contends that the reservation and use by Mr. Morton and the Company of the Internet domain names "hardrock.com" and "hardrockhotel.com" (the "Domain Names"), and the use of certain marks and logos (the "Logos") on, and in connection with merchandise offered on, Internet websites operated under the Domain Names, violate terms of certain agreements with Mr. Morton and federal and state trademark and unfair competition law. The Plaintiff seeks an injunction against the use of the Domain Names and Logos by Mr. Morton and the Company, an order requiring Mr. Morton and the Company to assign the Domain Names to the Plaintiff, and over $100 million in damages. During the course of litigation, Mr. Morton and the Company transferred the domain name "hardrock. com" to the Plaintiff. Trial of this matter has concluded, and the Company is awaiting a verdict. Management believes that the outcome of such litigation will not have a material adverse effect on the Company, although there can be no assurance of the outcome of the lawsuit. Revenues from sales of merchandise over the Internet for fiscal year 1998 were less than $100,000. Through November 30, 1998 the Company has incurred
$1.5 million in legal fees in defense of this suit which have been charged to general and administrative expenses on the Company's Statement of Operations.

         Additionally, the Company is a defendant in various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of any such litigation, in the aggregate, will have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         There is no established public trading market for the Company's common stock.

         As of January 31, 1999, there were 11 holders of record of the Company's common stock.

         The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company's current debt limits the payment of dividends. The Company currently intends to retain future earnings to help fund the development and growth of its business.

         On March 23, 1998, the Company consummated an offering of $120,000,000 aggregate principal amount of the Notes (the "Offering"), pursuant to exemptions from, or transactions not subject to, the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), and applicable state securities laws. The net proceeds of the Offering were $115.9 million (the "Net Proceeds"). The Offering was underwritten by a syndicate managed by Bear Stearns & Co. Inc. Following the Offering, the Company effected an exchange offer, registered under the Securities Act, pursuant to which the Series A 9 1/4% Senior Subordinated Notes due 2005 were exchanged for Series B 9 1/4% Senior Subordinated Notes due 2005 with substantially the same terms and conditions as the Series A 9 1/4% Senior Subordinated Notes due 2005.

         The Company used most of the Net Proceeds to repay amounts outstanding under a $120,000,000 credit agreement entered into by the Company with a consortium of banks in September of 1997. The Company used the remainder of the Net Proceeds, along with borrowings under the Company's current credit facility and cash flow from operations, to fund the Expansion.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

         The selected historical income statement data of the Company set forth below for fiscal years 1996, 1997 and 1998 and the selected historical balance sheet data set forth below at November 30, 1997 and 1998 have been derived from the Company's Financial Statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein. The selected historical income statement data of the Company set forth below for fiscal years 1994 and 1995 and the selected historical balance sheet data set forth below at November 30, 1994, 1995 and 1996 have been derived from the Company's audited Financial Statements not included herein. The Company commenced operations on March 9, 1995, and therefore, fiscal years 1994 and 1995 are not directly comparable to fiscal years 1996, 1997 and 1998. The selected financial and operating data set forth below should be read in conjunction with the Financial Statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        YEARS ENDED NOVEMBER 30,
                                                      ------------------------------------------------------------

                                                        1994(1)       1995(1)     1996        1997        1998
                                                      ---------      --------    --------    --------    --------
                                                                         (Dollars in thousands)
INCOME STATEMENT DATA:
REVENUES:
   Casino........................................     $    --        $ 26,262    $ 36,560    $ 35,395    $ 36,070
   Lodging.......................................          --           7,845      12,257      12,919      12,988
   Food and beverage.............................          --          10,061      15,003      16,704      18,972
   Retail........................................          --          13,984      17,336      15,404      11,715
   Other income..................................          --           1,290       1,901       2,076       2,109
   Less complementaries..........................          --          (3,704)     (5,768)     (5,450)     (6,189)
                                                      ---------      --------    --------    --------    --------
   Net revenues..................................          --          55,738      77,289      77,048      75,665


                                                                           YEARS ENDED NOVEMBER 30,
                                                      ----------------------------------------------------------------

                                                        1994(1)         1995(1)      1996         1997         1998
                                                      ---------       ---------    ---------    ---------    ---------
                                                               (Dollars in thousands, except per share data)
COSTS AND EXPENSES:
   Casino........................................          --            12,399       18,158       17,921       18,640
   Lodging.......................................          --             3,071        4,112        4,149        3,953
   Food and beverage.............................          --             6,877       10,118       10,360       11,405
   Retail........................................          --             6,325        7,869        7,102        5,503
   Other.........................................          --               821          949          943          952
   Marketing.....................................          --             4,686        2,975        3,174        4,252
   General and administrative....................          --            10,647       14,922       15,140       14,607
   Depreciation and amortization.................          --             3,870        5,523        5,503        5,747
   Pre-opening expenses..........................          --             4,942         --           --           --
   Charge for termination of Management
         Agreement...............................          --              --           --         24,715         --
                                                      ---------       ---------    ---------    ---------    ---------
   Total costs and expenses......................          --            53,638       64,626       89,007       65,059
                                                      ---------       ---------    ---------    ---------    ---------
INCOME (LOSS) FROM OPERATIONS....................          --             2,100       12,663      (11,959)      10,606
   Interest income (expense), net................            42          (4,930)      (5,617)      (5,585)     (10,766)
   Other expenses, net...........................          (487)             (8)         (54)         (32)        --
                                                      ---------       ---------    ---------    ---------    ---------
   Income (loss) before income tax provision
         (benefit) and extraordinary loss .......          (445)         (2,838)       6,992      (17,576)        (160)
   Income tax provision (benefit)................             6            (857)       2,525       (1,168)        --
                                                      ---------       ---------    ---------    ---------    ---------
   Income (loss) before extraordinary loss.......          (451)         (1,981)       4,467      (16,408)        (160)
   Extraordinary loss............................          --              --           --         (1,081)      (3,496)
                                                      ---------       ---------    ---------    ---------    ---------
Net income (loss)................................     $    (451)      $  (1,981)   $   4,467    $ (17,489)   $  (3,656)
                                                      ---------       ---------    ---------    ---------    ---------
                                                      ---------       ---------    ---------    ---------    ---------

Net income (loss) per share......................     $   (4.32)      $  (15.98)   $   35.25    $ (143.84)   $  (48.09)
                                                      ---------       ---------    ---------    ---------    ---------
                                                      ---------       ---------    ---------    ---------    ---------
Shares used in per share calculation.............       104,480         123,965      126,705      121,586       76,023
                                                      ---------       ---------    ---------    ---------    ---------
                                                      ---------       ---------    ---------    ---------    ---------
OTHER DATA:
   Capital expenditures(2).......................        44,860          39,118        4,006        2,557       39,802




   Depreciation and amortization.................          --             3,870        5,523        5,503        5,747
   Ratio of earnings to fixed charges(3).........          --              --            2.2x        --           --


                                                                  AT NOVEMBER 30,
                                                                  ---------------

                                             1994         1995         1996         1997        1998
                                             ----         ----         ----         ----        ----
                                                                (Dollars in thousands)
BALANCE SHEET DATA:
   Cash and cash equivalents...........      $1,059      $ 3,634       $ 5,958     $ 4,214     $ 4,568
   Total assets........................      56,570       99,855       109,044     109,556     145,122
   Total debt..........................      28,141       65,405        64,315     106,013     130,699
   Shareholders' equity (deficit)(4)...      18,275       26,295        30,762      (7,936)    (11,592)

---------------
(1) The Company was incorporated on August 30, 1993 and commenced operations on March 9, 1995, and was considered a development stage company during this period. Therefore, fiscal years 1994 and 1995 are not directly comparable to fiscal years 1996, 1997 and 1998.

(2) Capital expenditures for fiscal years 1994, 1995 and 1996 exclude $0.3 million, $0.5 million and $6.4 million, respectively, of non-cash additions.

(3) In computing the ratio of earnings to fixed charges: (a) earnings have been based on income (loss) before extraordinary items, income taxes and fixed charges, net of interest capitalized, and (b) fixed charges consist of interest, including amounts capitalized, amortization of debt, and the estimated interest portion of rentals. Net losses for fiscal years 1994, 1995, 1997 and 1998 resulted in coverage deficiencies of $1.2 million, $4.1 million, $17.6 million and $1.0 million, respectively.

(4) Effective October 24, 1997, the Company redeemed Harveys' 40% equity interest in the Company and its rights under the Management Agreement for $45 million. The Company accounted for this transaction in its November 30, 1997 financial statements with a $21.2 million charge to paid-in-capital and a $24.7 million charge to expense (which amounts include $0.9 million in related transaction costs).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE COMPANY'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

         The Company's sole business is the operation of the Resort, which commenced operations on March 9, 1995. Prior to the Resort's opening, the Company recorded no operating revenue or income.

         During fiscal year 1998, 44.1% of the Resort's revenues were derived from gaming operations. The Company also seeks to maximize revenues from hotel, retail, food and beverage and entertainment sales. The Company's business strategy is to provide its guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury, boutique hotel.

         The Company began construction of the Expansion in February 1998. The Expansion has been designed to be constructed in phases in order to minimize disruption at the Resort. Although the Company attempted to minimize disruption, management believes net revenues and operating income for fiscal year 1998 were negatively impacted resulting in lower results than the Company achieved in fiscal year 1997. Fiscal year 1998 operating results also included the extraordinary loss resulting from the write-off of $3.5 million in unamortized loan fees and financing costs in connection with the retirement of the Company's old credit facility.

         Also during 1998, the Company hosted the Rolling Stones at the Joint (the "Rolling Stones Event"), a special marquee event, which generated significant national and international publicity.

         The Company believes that its systems are capable of functioning from and after the year 2000 without any material additional costs. The ability of third parties with whom the Company transacts business to adequately address their year 2000 issues is outside of the Company's control. There can be no assurance that the failure of the Company or such third parties to adequately address their respective year 2000 issues will not have a material adverse effect on the Company.

RESULTS OF OPERATIONS
YEAR ENDED NOVEMBER 30, 1998 COMPARED TO YEAR ENDED NOVEMBER 30, 1997

NET REVENUES AND OPERATING INCOME. Net revenues decreased 1.8% for the year ended November 30, 1998 to $75.7 million compared to $77.0 million for the corresponding period of the prior year. Operating income decreased 6.7% for the year ended November 30, 1998 to $12.1 million (excluding $1.5 million in legal fees for the Rank lawsuit) compared to $13.2 million (excluding the charge of $24.7 million for the termination of the Management Agreement and other non-recurring financing fees of $0.4 million) for the corresponding period of the prior year. The decrease in revenues is primarily attributable to a 24% decrease in retail revenue partially offset by food and beverage revenues (up 13.6%) and table games revenue (up 6.6%). Operating income decreased primarily as a result of the decreased retail revenues and increased marketing and entertainment expenses of approximately $1.1 million associated with hosting the Rolling Stones Event, partially offset by the elimination of management fees paid to Harveys.

CASINO. Casino revenues increased by 1.9% for the year ended November 30, 1998 to $36.1 million compared to $35.4 million for the corresponding period of the prior year. The increase is primarily due to increased table game play (up 6.6% to $21.7 million compared to $20.3 million for the corresponding period of the prior year) resulting from strong play on weekends. Net slot machine revenue decreased 3.3% for the year ended November 30, 1998 to $14.0 million compared to $14.4 for the corresponding period of the prior year. Casino departmental income remained relatively flat for the year ended November 30, 1998 at $17.4 million from $17.5 million, primarily as a result of the increased revenues offset by increased complimentary expenses. Casino departmental income as a percentage of casino revenues decreased to 48.3% in 1998 from 49.4% in 1997, primarily as a result of increased complimentary costs.

LODGING. Lodging revenues increased 0.5% for the year ended November 30, 1998 to $13.0 million from $12.9 million for the corresponding period of the prior year. The ADR for the year ended November 30, 1998 was $97.34, up 1.0% from $96.36 for the year ended November 30, 1997. Hotel occupancy remained at 100%. Lodging departmental income increased 3.0% for the year ended November 30, 1998 to $9.0 million from $8.8 million. Lodging departmental income as a percentage of lodging revenues increased to 69.6% in 1998 from 67.9% in 1997.

FOOD AND BEVERAGE. Food and beverage revenue increased 13.6% for the year ended November 30, 1998 to $19.0 million from $16.7 million for the corresponding period of the prior year. The increase was related to a $612,000 increase in the banquet food and beverage revenues, a $825,000 increase in revenues from the Joint bar and a $680,000 increase in Center Bar/Las Vegas Lounge revenues. Food and beverage departmental income increased 16.2% for the year ended November 30, 1998 to $7.6 million from $6.3 million, as a result of the increased revenues and decreased operating costs as a percent of revenue. Food and beverage departmental income as a percentage of Food and beverage revenues improved to 39.9% in 1998 from 38.0% in 1997, primarily as a result of the incremental revenue.

RETAIL. Retail revenues decreased 24.0% for the year ended November 30, 1998 to $11.7 million, from $15.4 million for the corresponding period of the prior year. Management believes the decrease is primarily attributable to a diluted retail market from increased retail competition. Retail Departmental income decreased 25.2% for the year ended November 30, 1998 to $6.2 million from $8.3 million, as a result of the decreased revenues. Retail departmental income as a percentage of retail revenues decreased slightly to 53.0% in 1998 from 53.9% in 1997 as a result of managing retail expenses to the reduction in revenues.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses increased 3.0% for the year ended November 30, 1998 to $18.9 million from $18.3 million for the corresponding period of the prior year. The increase is attributable to the costs associated with hosting The Rolling Stones Event of approximately $1.1 million, the incurrence of $1.5 million in legal fees related to the Rank lawsuit, offset by the elimination of management fees paid to Harveys of approximately $2.8 million.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $5.7 million for the year ended November 30, 1998 from $5.5 million for the corresponding period of the prior year.

NET INTEREST EXPENSE. Net interest expense increased 92.8% for the year ended November 30, 1998 to $10.8 million from $5.6 million for the corresponding period of the prior year. The increase is attributable to the financing of the Buyout.

INCOME TAXES. No income tax benefit was recorded as a result of establishing a valuation allowance due to the Company's accumulated losses as of November 30, 1998.

EXTRAORDINARY LOSS. In connection with securing expansion financing on March 23, 1998, the Company wrote off $3.5 million in unamortized loan fee costs associated with the retirement of the Company's old credit facility.

NET INCOME. As a result of the factors described above, the Company recorded a net loss for the year ended November 30, 1998 of $3.7 million compared to net loss of $17.5 million for the corresponding period of the prior year.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

NET REVENUES AND OPERATING INCOME. Net revenues remained essentially constant at $77.0 million in fiscal year 1997 compared to $77.3 million in fiscal year 1996. Operating income increased 3.9% in fiscal year 1997 to $13.2 million (excluding the charge of $24.7 million for the termination of the management agreement with Harveys and other non-recurring financing fees of $0.4 million) from $12.7 million in fiscal year 1996. In fiscal year 1997, the Company maintained strong operating performance despite the increased competitiveness in the Las Vegas market, which included the addition of approximately 15,300 new hotel and motel rooms in Las Vegas in 1996 and 1997. The Company continued to have strong demand for its hotel rooms and was successful in marketing The Joint and the Beach Club as banquet venues for large corporate events during major Las Vegas conventions.

CASINO. Casino revenues decreased 3.2% in fiscal year 1997 to $35.4 million compared to $36.6 million in fiscal year 1996. Management believes the decrease is due primarily to competition in the Las Vegas market and a reduction in the number of slot machines. The decline in slot revenues was partially offset by a 4.0% increase in table game revenues due to an increase in the number of table games. The Company replaced 75 underutilized slot machines with a pit containing blackjack tables and added four blackjack tables at the Beach Club in order to capture demand during peak periods. Casino departmental income decreased 5.0% in fiscal year 1997 to $17.5 million from $18.4 million in fiscal year 1996, as a result of a decline in casino revenues. Casino departmental income as a percentage of casino revenues decreased to 49.4% in fiscal year 1997 from 50.3% in fiscal year 1996, primarily as a result of the change in mix towards table games, which yield lower margins than slot machines.

LODGING. Lodging revenues increased 5.4% in fiscal year 1997 to $12.9 million compared to $12.3 million in fiscal year 1996. The increase was related to a 5.2% increase in ADR in fiscal year 1997 to

$96.36 from $91.60 in fiscal year 1996 due to improved yield management and rate utilization. The Hotel's occupancy rate reached 100% in fiscal year 1997 compared to 99.5% in fiscal year 1996. Lodging departmental income increased 7.7% in fiscal year 1997 to $8.8 million from $8.1 million in fiscal year 1996 due to higher room revenue. Lodging departmental income as a percentage of lodging revenues improved in fiscal year 1997 to 67.9% from 66.5% in fiscal year 1996 due primarily to the increase in ADR in fiscal year 1997.

FOOD AND BEVERAGE. Food and beverage revenues increased 11.3% in fiscal year 1997 to $16.7 million compared to $15.0 million in fiscal year 1996. The increase was primarily due to an increase in banquet revenues in fiscal year 1997 of $1.3 million, or 108.1%, from fiscal year 1996, resulting from increased marketing efforts of the Resort's banquet services targeted to companies looking to host large corporate events. The remainder of the increase in food and beverage revenues was from higher beverage sales in the Resort's cocktail lounges. Food and beverage departmental income increased 30.0% in fiscal year 1997 to $6.3 million from $4.9 million in fiscal year 1996. Food and beverage departmental income as a percentage of food and beverage revenues improved in fiscal year 1997 to 38.0% from 32.6% in fiscal year 1996 primarily due to an increase in the higher margin banquet business and a decline in direct labor and other operating expenses.

RETAIL. Retail revenues decreased 11.1% in fiscal year 1997 to $15.4 million compared to $17.3 million in fiscal year 1996. Management believes the decline was primarily attributable to increased competition in the retail market in Las Vegas and the benefits in the fourth quarter of 1996 of increased clothing sales due to an unsolicited endorsement from a popular Japanese band. During the last 18 months, the All-Star Cafe, Motown Cafe and Coca-Cola have all opened retail stores in Las Vegas. Management plans to introduce new clothing and other lines of retail merchandise to help mitigate the effects of the increased retail competition in Las Vegas. Retail departmental income decreased 12.3% in fiscal year 1997 to $8.3 million from $9.5 million in fiscal year 1996 largely as a result of the decrease in retail revenues. Retail departmental income as a percentage of retail revenues also declined slightly to 53.9% in fiscal year 1997 from 54.6% in fiscal year 1996.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses remained at $17.9 million in fiscal year 1997, excluding $414,000 of non-recurring financing fees in fiscal year 1997. The Company also incurred a one-time charge of $24.7 million in fiscal year 1997 in connection with the termination of the management agreement with Harveys in connection with the Buyout. Including the one-time charge related to the Buyout and other non-recurring financing fees, marketing, general and administrative expenses would have been $43.0 million in fiscal year 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense remained at $5.5 million in fiscal year 1997.

NET INTEREST EXPENSE. Net interest expense remained at $5.6 million for fiscal year 1997 as a result of lower interest expense from the repayment of principal in the beginning of fiscal year 1997 offset by higher interest expense during the last two months of fiscal year 1997 in connection with the financing of the Buyout.

INCOME TAXES. The income tax benefit for fiscal year 1997 was 6.7% of pre-tax loss as a result of establishing a valuation allowance due to the Company's accumulated losses as of November 30, 1997.

EXTRAORDINARY LOSS. In connection with entering into the Company's old credit facility in fiscal year 1997, the Company wrote-off $1.1 million in unamortized loan fee costs associated with the Company's retirement of the credit facility from which the Company had previously borrowed.

NET LOSS. As a result of the factors described above, net loss was $17.5 million in fiscal year 1997 compared to net income of $4.5 million in fiscal year 1996. The fiscal year 1997 loss has been impacted by the charge for termination of the management agreement with Harveys and the extraordinary loss noted above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity and capital resources have been cash flow from operations and borrowings under various credit agreements. At November 30, 1998, the Company had $4.6 million of cash and cash equivalents.

         During fiscal year 1998, the Company generated cash flows from operating activities of approximately $9.1 million and from net financing activities of approximately $19.2 million. The primary uses of funds in fiscal year 1998 were expansion and maintenance capital expenditures of $27.9 million.

         On March 23, 1998, the Company completed the Offering of $120 million aggregate principal amount of the Notes; of this amount $105.6 million was used to repay the Company's then existing credit facility and approximately $4.1 million was used to pay fees associated with the Offering. The Company repaid all borrowings outstanding and terminated that credit facility with net proceeds from the Offering. Concurrent with the closing of the Offering, the Company entered into the Company's $67.0 million current credit facility, from which the Company had drawn $10.5 million at November 30, 1998.

         Interest on the Notes is 9.25% per annum, and is payable on each April 1 and October 1, commencing October 1, 1998. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including all borrowings under the New Credit Facility. The Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after April 1, 2002, at a premium to the face amount ($120 million) which decreases on each subsequent anniversary date, plus accrued interest to the date of redemption. The Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, incur additional indebtedness, issue certain preferred stock and enter into transactions with affiliates.


         The New Credit Facility provides the Company with $67 million of senior secured reducing revolving borrowings. Interest on the New Credit Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% and aggregating 8.625% at November 30, 1998), or the Base Rate, defined as the higher of the Federal Funds Rate plus .5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%). The Company chose the LIBOR Index for all borrowings outstanding at November 30, 1998. These margins are dependent upon the Company's debt to EBITDA ratio, as defined. Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

         The amount available under the New Credit Facility will begin reducing to: $58.3 million as of the last day of fiscal year 2000; $45.3 million as of the last day of fiscal year 2001; $32.2 million as of the last day of fiscal year 2002; $19.2 million as of the last day of fiscal year 2003; and will expire on March 23, 2004. Additionally, the Company may be required, upon certain circumstances, to make prepayments on the New Credit Facility each year beginning in April 2000.

         The New Credit Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates. Peter Morton has entered into a make-well agreement (as defined) pursuant to which he is required to contribute certain amounts to the Company in the event certain financial covenants are not met. The New Credit Facility is secured by substantially all of the Company's property at the Las Vegas site.

         In July 1997, the Company and Lily Pond entered into an agreement to effect the Buyout, pursuant to which the Company redeemed Harveys' 40% interest in the Company and terminated the management agreement with Harveys, which termination became effective October 24, 1997. Under the terms of the Buyout, the Company paid Harveys $45.0 million in cash. Of the $45 million, the amounts charged to paid-in-capital and to expense followed the amounts negotiated and agreed to by the parties as reflecting the market values associated with each component of the Buyout in the above referenced agreement. See "Certain Relationships and Related Transactions--Harveys Buyout." The Company funded this purchase through proceeds from the Company's old credit facility, and concurrent with this transaction, refinanced existing indebtedness totaling $59.3 million. Subsequent to the Buyout, Harveys has no continuing interest in the Company.

         The Company currently expects the cost for the Expansion will be approximately $97 million. Management anticipates funding future capital expenditures for the Expansion and its operating liquidity needs from the funds available under the Company's $67.0 million current credit facility, operating cash flow and, if necessary, funds available pursuant to the Completion Guarantee. Construction of the Expansion is expected to be completed by the second quarter of 1999. Approximately $66.2 million of capital expenditures related to the Expansion are expected to be incurred in fiscal 1999. However, timing for capital expenditures relating to the Expansion may change depending on the actual completion date for the Expansion. Failure to complete the Expansion within budget or on schedule could have a material adverse effect on the Company. Management believes that its current cash balance, borrowings available under the Company's current credit facility and cash flow from operations, will be sufficient to fund the completion of the Expansion. However, no assurances can be given with respect to the sufficiency of such amounts.

         Mr. Morton has entered into a Completion Guaranty, pursuant to which he has guaranteed, subject to certain conditions and limitations, payment of construction and development costs in excess of $87.0 million, up to a maximum of $10.0 million. See "Business--Risk Factors--Completion Guaranty" and "Completion Guaranty."

YEAR 2000 ISSUES

         The "Year 2000 Issue" is the result of computer systems being designed to use two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that are date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things a temporary inability to process transactions.

STATE OF READINESS

         As part of the Buyout, in October 1997, the Company was required to or did replace most of its hardware and software including the three most critical systems:

         - the property management system which is used in the hotel to check guests in and out,

         - the casino system which is used to control and account for table games, slots and the casino cage and

         - the back office systems used for accounting, payroll and inventory control.

         During this process, management ensured all the purchased hardware and software related to these systems will not suffer Year 2000 Issue related malfunctions.

         The Company plans to verify that its remaining information technology systems and other relevant systems will function properly during and after the year 2000 by;

         - identifying all systems or equipment potentially impacted by the year 2000,

         - testing/certifying those systems' ability to operate in a post-1999 environment and

         - determining whether the Company will reprogram or replace systems or equipment that may malfunction due to the Year 2000 Issue.

         The Company has inventoried substantially all of its information technology systems and other relevant systems. The results of this process indicate that the year 2000 should not materially affect the Company's information technology systems and other relevant systems. The remaining steps in the Company's plan for year 2000 include testing selected systems/equipment and remediating and certifying systems that will be adversely affected by the Year 2000. Completion of these tasks is expected by mid-1999. Management believes that the cost of its Year 2000 identification, testing and remediation will not have a material impact on the Company's financial statements.

         The Company is in the process of mailing letters to its significant vendors and service providers to determine the extent the year 2000 will have on their ability to continue to supply the Company with goods and services. Based on the goods (primarily food, beverage and retail items) purchased by the Company, the Company does not expect Year 2000 to have a material impact on its vendors. Completion of verifying vendor readiness is expected by mid-1999.

RISK AND CONTINGENCY PLAN

         Management believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not completed all necessary phases of its plans for Year 2000. The most likely worst case scenarios would include failure of a computer system or equipment resulting in termination of or diminished service to customers. If the Company's vendors or suppliers of the Company's necessary power, gas, water, and telecommunications services fail, the Company will be unable to provide certain services to its customers. In addition, disruptions in the economy generally resulting from the Year 2000 Issue could materially and adversely affect the Company.

         The Company maintains contingency plans in its normal course of business designed to be deployed in the event of various potential business interruptions. These generally include manual workarounds and adjusting staffing. The Company currently has no contingency plans in place should it fail to complete all phases of its program for addressing the Year 2000 Issue. The Company plans to evaluate the status of its program for addressing the Year 2000 Issue in mid-1999 and to determine at that time whether a more concrete contingency plan is necessary.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Index to Financial Statements on page F-1.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age and position of each person who is a director, executive officer or key employee of the Company:

                 NAME                      AGE                          POSITION
                 ----                      ---                          --------
Peter A. Morton........................    51    Chairman of the Board, Chief Executive Officer,
                                                 President and Secretary
Gary R. Selesner.......................    45    Senior Vice President of Operations and General
                                                 Manager
Bruce R. Dall..........................    35    Chief Financial Officer and Treasurer
William R. Stephens....................    50    Vice President of Casino Operations
Christine R. Belcastro.................    49    Executive Director of Hotel Operations
Adam P. Titus..........................    35    Executive Director of Construction
Gilbert B. Friesen.....................    60    Director
Stephen A. Marks.......................    51    Director

         PETER A. MORTON. Mr. Morton has been the Chairman of the Board, Chief Executive Officer and President of the Company since its formation and Secretary of the Company since December 1997. Prior to June 1996, Mr. Morton was the President and Chief Executive Officer of Hard Rock America. Mr. Morton, a third generation restaurateur, co-founded the London Hard Rock Cafe in 1971, at the age of 23. He also opened Mortons Restaurant in Los Angeles, California in 1979 and has developed Hard Rock Cafes in Aspen, Chicago, Hollywood, Honolulu, Houston, Las Vegas, Los Angeles, Maui, New Orleans, Newport Beach, Phoenix, San Diego, San Francisco and Sydney. In addition, Mr. Morton has developed the following restaurants: Great American Disaster, London, England (1970); and Mortons Bar and Grill, London, England (1975). Mr. Morton sits on the Board of Trustees of the Natural Resources Defense Council.

         GARY R. SELESNER. Mr. Selesner has been Senior Vice President of Operations of the Company and General Manager of the Resort since October 1997. From March 1996 to October 1997 he was employed by Harveys as General Manager of the Resort. From 1995 to 1996, he served as a Senior Vice President for Harveys Casino Resorts. From 1992 to 1995, Mr. Selesner was Vice President--Sales and Marketing of President Casinos, Inc., where he was responsible for all casino marketing, player clubs, advertising, promotions, special events, marketing analysis, public relations and communications. From 1990 to 1991, Mr. Selesner served as President and Chief Operating Officer of Trump Plaza Hotel and Casino.

         BRUCE R. DALL. Mr. Dall has been Chief Financial Officer and Treasurer of the Company since December 1997. From October 1997 to December 1997, Mr. Dall was employed by the Company as

Director of Finance. From April 1996 to October 1997, Mr. Dall was employed by Harveys as the Controller of the Resort. From 1995 to 1996, he served as Controller of the Sheraton Desert Inn where he was responsible for accounting, financial planning, cage, credit/collections, purchasing and warehousing functions. From 1994 to 1995, Mr. Dall was the Director of Financial Planning for the Desert Inn. From 1993 to 1994, he established and ran Sheraton Gaming's Internal Audit Department. From 1988 to 1993, he served as Director of the Internal Audit Department at Caesars Palace.

         WILLIAM R. STEPHENS. Mr. Stephens has been Vice President of Casino Operations of the Company since December 1997. Mr. Stephens served as Director of Casino Operations of the Company from October 1997 to December 1997. Mr. Stephens was employed by Harveys as a Director of Casino Operations from 1993 to October 1997. Mr. Stephens is responsible for directing all aspects of casino operations for the Resort in accordance with corporate policy and Nevada Gaming Regulations. He is also responsible for achieving revenue and income objectives, market share and customer service objectives, casino marketing and sports book player development. From 1989 to 1993, he was a Casino Shift Manager at both the Sands Hotel and Main Street Station in Las Vegas.

         CHRISTINE R. BELCASTRO. Ms. Belcastro has been Executive Director of Hotel Operations of the Company since October 1997. From April 1996 to October 1997 Ms. Belcastro was employed by Harveys as Executive Director of Hotel Operations of the Resort. From 1994 to 1996 she was employed by Harveys as Director of Hotel Operations for the Resort. From 1992 to 1994, she was Director of Hotel Operations at the Palace Station in Las Vegas, where she was responsible for budgeting, forecasting and day-to-day operations of the Hotel Division, including sales, PBX, room reservations, front desk, bell desk, valet parking, internal maintenance, pool, transportation, housekeeping and lounge entertainment. From 1991 to 1992, Ms. Belcastro served as Director of Hotel Operations at the Sands Hotel.

         ADAM P. TITUS. Mr. Titus has been the Executive Director of Construction of the Company since October 1997. From August 1996 to October 1997 Mr. Titus was employed by Harveys. From 1995 to August 1996 Mr. Titus was the Construction Administrator for Caesars World, where he was responsible for completing construction and installation of gaming equipment and services. From 1987 to 1995 Mr. Titus was the Chief Contracting Officer and Director of Construction for Lady Luck where he was responsible for the construction of various casino projects.

         GILBERT B. FRIESEN. Mr. Friesen has been a Director of the Company since December 1997. Currently, Mr. Friesen is a private investor. From 1994 to 1997, he was Chairman of the Board of Classic Sports Network. Prior to 1994 he was a private investor.

         STEPHEN A. MARKS. Mr. Marks has been a Director of the Company since December 1997. He is the founder of French Connection Group plc, an international fashion company listed on the London Stock Exchange, and has been its Chief Executive Officer and a Director since its formation in 1969.

ITEM 11.  EXECUTIVE COMPENSATION

         Directors of the Company receive no compensation for serving on the Board of Directors. All directors are reimbursed for expenses incurred in connection with attendance at board or committee meetings.

         The following table sets forth the compensation paid by the Company to its Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers") for fiscal year 1998.


                                     SUMMARY COMPENSATION TABLE

                                                                                               LONG TERM
                                                   ANNUAL COMPENSATION                    COMPENSATION AWARDS
                                      ---------------------------------------------  ---------------------------------
NAME AND                                                               OTHER ANNUAL  RESTRICTED STOCK    ALL OTHER
PRINCIPAL POSITION                    YEAR      SALARY        BONUS    COMPENSATION     AWARD(S)      COMPENSATION (1)
------------------                    ----      ------        -----    ------------     --------      ----------------
Peter A. Morton.....................  1998     $   --        $  --     $1,510,260(2)   $  --          $    --
   Chairman of the Board, Chief       1997     $   --        $  --     $1,556,433(2)   $  --          $    --
   Executive Officer, President and
   Secretary
Gary R. Selesner....................  1998      254,137      109,200         --           --              7,688
   Senior Vice President of           1997      211,923       93,000         --        951,250(3)         4,144
   Operations and General Manager
William R. Stephens.................  1998      124,759       50,344         --           --              7,719
   Vice President of                  1997      110,365       36,650         --           --              4,640
   Casino Operations
Christine R. Belcastro..............  1998      118,893       36,579         --           --              5,348
   Executive Director of Hotel        1997       93,750       25,460         --           --              4,369
   Operations
Adam P. Titus.......................  1998      160,000       50,000         --           --               --
   Executive Director of              1997       14,321         --           --           --               --
   Construction

------------------------------
(1) All Other Compensation consists of contributions made by the Company to the Hard Rock 401(k) Plan, on behalf of Mr. Selesner in the amount of $5,000, Ms. Belcastro in the amount of $3,971 and Mr. Stephens in the amount of $4,800. In addition, All Other Compensation consists of insurance premiums on term life insurance and medical reimbursements paid by the Company in the amount of $2,688 for Mr. Selesner, $2,919 for Mr. Stephens, and $1,377 for Ms. Belcastro.

(2) Mr. Morton received his compensation in the form of a supervisory fee. See "Employment Agreements." A portion of the supervisory fee was paid directly to the 510 Development Corporation, a corporation owned 100% by Mr. Morton.

(3) The Company estimates the value of the aggregate restricted stock holdings at the end of the last completed fiscal year was $951,250. 768 shares of non-voting common stock of the Company have been granted to Mr. Selesner, 20% of which will vest upon receipt of the requisite approvals of the Nevada Gaming Authorities, provided that such 20% will be subject to forfeiture upon Mr. Selesner's resignation or termination for Cause (as defined in the Selesner Employment Agreement) prior to October 24, 1998. If Mr. Selesner is not terminated by reason of death, disability, or Cause and does not resign, an additional 20% of the shares will vest on each of October 24, 1998, 1999, 2000 and 2001, subject to receipt of the requisite approvals of the Nevada Gaming Authorities. Each such 20% is subject to forfeiture upon Mr. Selesner's resignation or termination for Cause within twelve months of the date such 20% portion has vested. On October 24, 2001, 100% of such shares will be vested. The shares are subject to certain transfer restrictions, put rights and other provisions.
         See "--Employment Agreements."

EMPLOYMENT AGREEMENTS

         Mr. Morton and the Company have entered into an amended and restated supervisory agreement, which expires on December 31, 2022 (the "Supervisory Agreement"). Mr. Morton has the option to renew the Supervisory Agreement for two successive fifteen year terms. Pursuant to the terms of the agreement, Mr. Morton is to provide consulting and supervisory services to the Company in exchange for 2.0% of the Company's annual gross revenues (as defined therein), which excludes the value of any complimentary goods or services. Such payments will be subordinated to the Company's debt. The Company will reimburse Mr. Morton for all costs and expenses incurred by him in connection with services provided to the Company. In the event either the Company or Mr. Morton is in Default (as defined in the Supervisory Agreement), the non-defaulting party may terminate the Supervisory Agreement after the other party has received the opportunity to cure such default.

         Mr. Selesner has entered into an employment agreement, dated October 8, 1997 (the "Selesner Employment Agreement"), which has a term of four years. Mr. Selesner will serve as Senior Vice President of Operations and General Manager of the Company. The Company will pay Mr. Selesner a base salary of $250,000 per year and an annual bonus determined by the Company's Board of Directors, which will not in any event be less than $75,000 per year. In addition, Mr. Selesner will receive use of an automobile. In the event of a Change in Control (as defined in the Selesner Employment Agreement) all equity granted to Mr. Selesner will vest and become exercisable. If Mr. Selesner is terminated without Cause (as defined in the Selesner Employment Agreement), Mr. Selesner will (i) receive his salary and bonus multiplied by the number of years, not less than one, remaining in the employment term, (ii) vest in any non-vested equity granted to him, (iii) receive health and medical benefits through the remainder of the employment term (provided he does not breach the non-solicitation provision of the Selesner Employment Agreement) and (iv) receive the amount of any forfeitures that result from any non-vesting under any of the Company's employee benefit plans.

         Pursuant to an amended and restated letter agreement (the "Letter Agreement") among the Company and Mr. Selesner, the Company will issue to Mr. Selesner 768 shares of non-voting common stock of the Company (the "Shares"), 20.0% of which vested on October 24, 1997 (subject to receipt of the requisite approvals of the Nevada Gaming Authorities), provided that such 20% will be subject to forfeiture upon Mr. Selesner's resignation or termination for Cause (as defined in the Selesner Employment Agreement) prior to October 24, 1998. If Mr. Selesner is not terminated by reason of death, disability, or Cause and does not resign, an additional 20.0% of the Shares will vest on each of October 24, 1998, 1999, 2000 and 2001 (subject to receipt of the requisite approvals of the Nevada Gaming Authorities). Each such 20.0% is subject to forfeiture upon Mr. Selesner's resignation or termination for Cause within twelve months of the date such 20.0% portion has vested. On October 24, 2001, 100% of such shares shall be vested. In the event of a Change in Control (as defined in the Selesner Employment Agreement) the remainder of the Shares not vested will immediately vest. Any transfer of shares to Mr. Selesner may not be completed without the prior approval of the Nevada Gaming Authorities. The Shares are subject to certain transfer restrictions, put rights and other provisions contained in the Letter Agreement. Among other things, if Mr. Selesner's employment is terminated for any reason, other than voluntary resignation during the term of the Selesner Employment Agreement or for Cause, upon written demand by Mr. Selesner, the Company must purchase all of the vested shares for a price equal to

$1,953.13 per share (or if an initial public offering has occurred, the initial public offering price) (the "Purchase Price"). In addition, for a period of 30 days from the second anniversary of the Commencement Date (as defined in the Selesner Employment Agreement), Mr. Selesner may require the Company to purchase half of the shares then vested for the Purchase Price. The Company has agreed to loan to Mr. Selesner an amount equal to his Federal income tax liability due to the vesting of the Shares.

         Mr. Stephens has entered into an employment agreement, dated December 1, 1997, which has a term of two years and may be extended by mutual agreement for successive one year terms on the same or mutually agreeable terms. Mr. Stephens will serve as Vice President of Gaming Operations of the Company. The Company will pay to Mr. Stephens a base salary of $125,000 per year and an annual bonus to be determined by the Company's Board of Directors. If Mr. Stephens is terminated by the Company without Cause (as defined in the agreement), the Company will pay Mr. Stephens the lesser of $62,500 or the remainder of the base salary which would otherwise be due under the agreement.

         Mr. Titus has entered into an employment agreement, dated October 24, 1997, which has a term of three years. Pursuant to the agreement, Mr. Titus will serve as Vice President-Construction of the Company. The Company will pay Mr. Titus a base salary of $160,000 per year and an annual bonus in an amount not less than $50,000. If Mr. Titus is terminated by the Company without Cause (as defined in the agreement) then he will be entitled to receive his compensation and benefits for the remainder of the term of the agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company did not have a Compensation Committee during 1998. Messrs. Morton and Selesner each participated in the determination of officers' compensation during 1998.

INDEMNIFICATION OF DIRECTORS AND OFFICERS AND LIMITATION OF LIABILITY

         Chapter 78 of the Nevada Revised Statutes (the "NRS"), Article SIXTH of the Company's Articles of Incorporation and Article VII of the Company's Bylaws contain provisions for indemnification of directors and officers of the Company. The Bylaws require the Company to indemnify such persons to the fullest extent permitted by Nevada law. Each person will be indemnified in any proceeding if he acted in good faith and in a manner which he reasonably believed to be in, or not opposed to, the best interests of the Company, and with respect to any criminal proceeding, had no reasonable cause to believe, was unlawful. Indemnification would cover expenses reasonably incurred, including attorneys' fees, judgments, fines and amounts paid in settlement. The Company's Bylaws provide that the Company's Board of Directors may cause the Company to purchase and maintain insurance on behalf of any present or past director or officer insuring against any liability asserted against such person incurred in the capacity of director or officer or arising out of such status, regardless of whether the Company would have the power to indemnify such person.

         In addition, the Company has, with the approval of the stockholders, entered into an Indemnification Agreement with each of its directors. These agreements will require the Company to indemnify any director, to the fullest extent permitted by law, who is or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation (including discovery), whether conducted by the Company or any other party, that such director in good faith believes might lead to the institution of any action, suit or proceeding, whether civil, criminal, administrative, investigative or other by reason of (or arising in part out of) any event or occurrence related to the fact that such director is or was a director, officer, employee, agent or fiduciary of the Company, or is or was serving at the request of the Company as a director, officer, employee, trustee, agent or fiduciary of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise, or by reason of anything done or not done by such director in any such capacity.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

         The Company has included in its Articles of Incorporation a provision that limits personal liability for breach of the fiduciary duty of its directors or officers, except for liability for acts or omissions involving intentional misconduct, fraud or a knowing violation of law and liability based on payments of improper dividends.

ITEM 12.  PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information with regard to the beneficial ownership of the Company's Common Stock as of the date of this Report by (i) each person who, to the knowledge of management, owned beneficially more than 5% of the outstanding shares of Common Stock or (ii) by each director and Named Executive Officer and (iii) all directors and executive officers as a group:

NAME AND ADDRESS OF OWNER                                NUMBER       PERCENT        NUMBER        PERCENT
-------------------------                                ------       -------        ------        -------
                                                                CLASS A                     CLASS B
                                                               (VOTING)                  (NON-VOTING)
                                                               --------                  ------------
                                                                      COMMON STOCK OWNED (1)
                                                                      ----------------------
Lily Pond Investments, Inc. (2).....................     12,000       100.0%         59,487        92.9%
Peter A. Morton (2).................................     12,000       100.0%         59,487        92.9%
Gary R. Selesner (3)................................       -             -             306           *
Christine R. Belcastro..............................       -             -              -            -
William R. Stephens.................................       -             -              -            -
Adam P. Titus.......................................       -             -              -            -
Gilbert B. Friesen..................................       -             -             250           *
Stephen A. Marks....................................       -             -            1,000         1.6%
All directors and officers as a group (5 persons)...     12,000       100.0%         60,890        95.1%

--------------------------------------
*        Less than one percent

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person. The address for each of the stockholders in this table is 4455 Paradise Road, Las Vegas, Nevada 89109.

(2) As the majority stockholder of Lily Pond, Mr. Morton controls the voting and disposition of all the voting securities of the Company.

(3) Upon receipt of the requisite approvals of the Nevada Gaming Authorities, Gary R. Selesner will be issued 306 shares of the Company's non-voting Common Stock. See "Management--Employment Agreements."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS RELATED TO THE "HARD ROCK" BRAND NAME

         Prior to the sale to Rank of Mr. Morton's interest in the Hard Rock Cafe businesses and ancillary rights in June 1996, Hard Rock Cafe Licensing Corporation, which was 40.0% owned by Mr. Morton, owned the right to use the "Hard Rock" name in connection with hotel casinos and casinos in the Morton Territory. Hard Rock Cafe Licensing Corporation licensed this right to Mr. Morton, who in turn sublicensed the right to use the "Hard Rock Hotel" trademark in Las Vegas to Lily Pond and Lily Pond assigned such right to the Company.

         Upon the sale of his interest in the Hard Rock Cafes to Rank in June 1996, Mr. Morton and Rank entered into a trademark licensing agreement whereby Mr. Morton received an exclusive, perpetual, royalty-free license (subject to certain termination provisions designed to protect the quality of the trademarks) to use the "Hard Rock Hotel" and "Hard Rock Casino" trademarks in connection with hotel casinos and casinos in the Morton Territory. Mr. Morton in turn entered into a sublicensing agreement with the Company in which the Company obtained the exclusive right (subject to certain termination provisions designed to protect the quality of the trademarks) to use the "Hard Rock Hotel" and "Hard Rock Casino" trademarks in connection with the Resort for a term lasting as long as the Company shall have any outstanding indebtedness pursuant to the Notes or the Company's current credit facility.

TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

         Mr. Morton and the Company have entered into the Supervisory Agreement, which expires on December 31, 2022. Subject to certain conditions, Mr. Morton has the option to renew the agreement for two successive fifteen year terms. Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to the Company in exchange for 2.0% of the Company's annual gross revenues (as defined therein), which excludes the value of any complimentary goods or services. The Company will reimburse Mr. Morton for all costs and expenses incurred by him in connection with services he provides to the Company. In the event either the Company or Mr. Morton is in Default (as defined in the agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default. Total supervisory fee expenses for fiscal year 1998 were approximately $1.5 million.

         Entities controlled by Mr. Morton have provided, and will continue to provide, additional support services for the development, opening and ongoing improvement and operation of the Resort. These entities have been, and will continue to be, reimbursed for the expenses relating to the provision of these services (including, without limitation, employee salary and benefits and allocated overhead). Expenses related to these services aggregated approximately $894,000 for fiscal year 1998.

COMPLETION GUARANTY

         Pursuant to the Completion Guaranty, Mr. Morton has guaranteed, subject to certain conditions and limitations, payment of construction and development costs in excess of $87.0 million, up to a maximum of $10.0 million. Mr. Morton's obligations under the Completion Guaranty will be deferred during the pendency of any FORCE MAJEURE event or any other event that makes completion of the

Expansion physically impossible or unlawful. The Completion Guaranty does not provide for the incurrence by Mr. Morton, directly or indirectly, of any obligation, contingent or otherwise, for the payment of the principal, premium and interest on any indebtedness of the Company. Under certain of its debt agreements, the Company is prohibited from implementing a discretionary change that would cause budgeted construction and development costs to exceed $87.0 million, unless Mr. Morton increases the maximum amount available under the Completion Guaranty, in the amount of such budgeted excess. If Mr. Morton provides funds under the Completion Guaranty, the amount of such funds will be treated as preferred stock of the Company purchased by Mr. Morton, or a junior subordinated loan from Mr. Morton to the Company. If such funds are treated as preferred stock, such preferred stock will have a redemption date not less than 91 days following the earlier of the maturity or repayment of the Notes and accrue dividends at a rate not in excess of the annual rate of interest payable on the Notes. If such funds are treated as junior subordinated indebtedness, such indebtedness will have a stated maturity not less than 91 days following the earlier of the maturity or repayment of the Notes and accrue interest at a rate per annum not in excess of the rate of interest payable on the Notes. Dividends or interest, as the case may be, will be payable in cash only to the extent the Company is able to make Restricted Payments (as defined) under the "Restricted Payments Covenant" in the indenture governing the Notes. See "Business--Risk Factors--Completion Guaranty" and "--Reliance on Key Personnel, Control by Principal Shareholder."

         For certain additional disclosure regarding affiliate transactions see footnote __ to the Company's Financial Statements.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

                  Financial Statements; see Index to Financial Statements on Page F-1.

         (b) Reports on Form 8-K filed during the last quarter of fiscal 1998; none

         (c)      The following Exhibits are filed as part of this report:

     EXHIBIT
     NUMBER                                    DESCRIPTION
     ------                                    -----------
       3.          CERTIFICATE OF INCORPORATION AND BY-LAWS

      *3.1 Second Amended and Restated Certificate of Incorporation of the Company.

      *3.2         Second Amended and Restated By-Laws of the Company

       4.          INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING
                   INDENTURES.

      *4.1 Indenture, dated as of March 23, 1998, between the Company, and First Trust National Association, as Trustee, relating to the Notes.



      *4.2 Form of 9 1/4% Senior Subordinated Notes due 2005 (included in Exhibit 4.1).

      *4.3         Form of 9 1/4% Series B Senior Subordinated Note due 2005 (included in Exhibit
                   4.1).

      *4.4 Registration Rights Agreement, dated as of March 23, 1998, by and among the Company, Bear Stearns Co. Inc., BancAmerica
                   Robertson Stephens and Donaldson, Lufkin & Jenrette
                   Securities Corporation.

      *4.5 Completion Guaranty, dated as of March 23, 1998, by and among Peter A. Morton, Bank of America National Trust and Savings
                   Association, and First Trust National Association.

       9.          VOTING TRUST AGREEMENTS.

      *9.1 Amendment, dated as of July 1, 1997 to Stockholder Agreement, dated August 30, 1993, among the Company and certain stockholders listed therein.

      *9.2         Stockholder Agreement, dated as of August 30, 1993, among the
                   Company and certain stockholders listed therein.

      10.          MATERIAL CONTRACTS.

     *10.1         Loan Agreement, dated as of March 23, 1998, among the
                   Company, as Borrowers, the Lenders party thereto, Bank of America National Trust and Savings Association, as Agent, and
                   Bear, Stearns & Co., Inc. as Co-Agent.

     *10.2         Make Well Agreement, dated as of March 23, 1998, among Peter
                   A. Morton, Bank of America National Trust and Savings
                   Association and the Lenders party to the Loan Agreement, dated as of March 23, 1998.

     *10.3         Amended and Restated Supervisory Agreement, dated as of
                   October 21, 1997, between the Company and Peter A. Morton.

     *10.4         Employment Agreement, dated October 8, 1997, between the
                   Company and Gary R. Selesner.

     *10.5         Amended and Restated Letter Agreement, dated as of March 4,
                   1998, between the Company, Lily Pond Investments, Inc. and
                   Gary R. Selesner.

     *10.6         Employment Agreement, dated December 1, 1997, between the
                   Company and William R. Stephens.

     *10.7         Trademark Sublicense Agreement, dated October 24, 1997, between the Company and Peter A. Morton.

     *10.8         Amendment No.1 to Trademark Sublicense Agreement, dated as of
                   March 23, 1998, between the Company and Peter A. Morton.



     *10.9         Construction Contract, dated February 17, 1998, between the
                   Company and KLAI:JUBA.

     *10.10 Management Agreement, as amended as of September 16, 1993, between the Company and Harvey's Wagon Wheel, Inc.

      10.11        Construction Contract, dated June 24, 1998, between the
                   Company and HOWA Construction, Inc.

      10.12        Construction Contract, dated September 22, 1998, between the
                   Company and M.J. Dean Construction, Inc.

      10.13        Employment Agreement, dated October 24, 1997, between the
                   Company and Adam Titus.

      12.          RATIO OF EARNINGS TO FIXED CHARGES.

      12.1 Statement regarding the computation of ratio of earnings to fixed charges for the Company.

      24.          POWERS OF ATTORNEY.

      24.1         Power of Attorney (included in signature page).

      27.          FINANCIAL DATA SCHEDULE.

      27.1         Financial Data Schedule for the year ended November 30, 1998.

* Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 21, 1998 (File No. 333- 53211).

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Company's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the Company's key markets; severe and unusual weather in the Company's key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof. See "Business--Risk Factors."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this ___ day of February, 1999.

                              HARD ROCK HOTEL, INC.

                                        By:       PETER A. MORTON
                                             --------------------------------
                                                  Peter A. Morton
                                               CHAIRMAN, PRESIDENT,
                                              CHIEF EXECUTIVE OFFICER
                                                  AND SECRETARY

         We, the undersigned officers and directors of Hard Rock Hotel, Inc., hereby severally constitute Bruce R. Dall and Brian Ogaz and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and generally do all such things in our name and behalf in such capacities to enable Hard Rock Hotel, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such amendments.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



     PETER A. MORTON            Chairman, Chief
-----------------------------   Executive Officer,            February 22, 1999
     Peter A. Morton            President and Secretary



     BRUCE R. DALL              Chief Financial Officer,
-----------------------------   Treasurer (Principal          February 26, 1999
     Bruce R. Dall              Accounting Officer)



     GILBERT B. FRIESEN         Director                      February 24, 1999
-----------------------------
     Gilbert B. Friesen


                                Director                    _____________, 1999
-----------------------------
     Stephen A. Marks

                              HARD ROCK HOTEL, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----
Report of Ernst & Young LLP, Independent Auditors....................F-2

Balance Sheets at November 30, 1997 and 1998.........................F-3

Statements of Operations for the years ended November 30,
1996, 1997 and 1998..................................................F-4

Statements of Shareholders' Equity (Deficit) for the years
ended November 30, 1996, 1997 and 1998...............................F-5

Statements of Cash Flows for the years ended November 30,
1996, 1997 and 1998..................................................F-6

Notes to Financial Statements........................................F-7

Schedule II -- Valuation and Qualifying Accounts.....................S-1

                         Report of Independent Auditors


The Board of Directors
Hard Rock Hotel, Inc.

We have audited the accompanying balance sheets of Hard Rock Hotel, Inc. as of November 30, 1997 and 1998, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hard Rock Hotel, Inc. at November 30, 1997 and 1998, and the result of its operations and its cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles.


                                ERNST & YOUNG LLP

Reno, Nevada
January 8, 1999

                              Hard Rock Hotel, Inc.
                                 Balance Sheets

                                                                                 NOVEMBER 30,
                                                                    ---------------------------------------
                                                                           1997                1998
                                                                    ---------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                             $  4,214,081        $  4,567,535
     Accounts receivable, net of allowance for doubtful
         accounts of $200,000 in 1997 and 1998                                2,966,562           3,274,644
     Income tax refund receivable                                             2,443,041             194,237
     Inventories                                                              1,065,873           1,208,126
     Prepaid and other current assets                                           835,071           1,480,469
     Deferred income taxes                                                      733,650             764,740
                                                                    ---------------------------------------
Total current assets                                                         12,258,278          11,489,751

Property and equipment, net, at cost                                         89,768,576         123,884,994
Other assets                                                                  4,634,505           7,018,798
Deferred income taxes                                                         2,894,386           2,728,603
                                                                    ---------------------------------------
Total assets                                                               $109,555,745        $145,122,146
                                                                    ---------------------------------------
                                                                    ---------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                        $2,892,768          $2,738,194
     Construction related payables                                                    -          13,000,218
     Accrued expenses                                                         4,855,935           4,473,594
Accrued interest payable                                                         77,167           1,984,543
Current obligations under capital leases                                        108,325             105,861
Long-term debt due within one year                                            6,000,000                   -
                                                                    ---------------------------------------
Total current liabilities                                                    13,934,195          22,302,410

Deferred income taxes                                                         3,628,036           3,493,343
Obligations under capital leases                                                204,490              93,452
Long-term debt due after one year                                            99,700,000         130,500,000

Commitments and contingencies (NOTE 8)

Redeemable common stock, no par value (NOTE 11)                                  25,000             325,000

Shareholders' deficit:
     Common stock, Class A voting, no par value:
     Authorized shares - 40,000
     Issued and outstanding shares - 12,000 in 1997 and 1998                          -                   -
Common stock, Class B non-voting, no par value:
     Authorized shares - 160,000
     Issued and outstanding shares - 64,023 in 1997 and 1998                          -                   -
     Paid-in capital                                                          7,508,250           7,508,250
     Accumulated deficit                                                    (15,444,226)        (19,100,309)
                                                                    ---------------------------------------
Total shareholders' deficit                                                  (7,935,976)        (11,592,059)
                                                                    ---------------------------------------
Total liabilities and shareholders' deficit                                $109,555,745        $145,122,146
                                                                    ---------------------------------------
                                                                    ---------------------------------------

SEE ACCOMPANYING NOTES.

                              Hard Rock Hotel, Inc.
                            Statements of Operations

                                                                                   YEARS ENDED NOVEMBER 30,
                                                                         -------------------------------------------
                                                                          1996              1997              1998
                                                                      ------------------------------------------------
Revenues:
     Casino                                                           $ 36,560,422      $ 35,394,705      $ 36,070,304
     Lodging                                                            12,256,687        12,919,081        12,988,375
     Food and beverage                                                  15,003,133        16,704,645        18,972,558
     Retail                                                             17,336,352        15,404,467        11,714,519
     Other income                                                        1,901,256         2,075,603         2,108,646
                                                                      ------------------------------------------------
                                                                        83,057,850        82,498,501        81,854,402
     Less complementaries                                               (5,768,697)       (5,450,065)       (6,189,032)
                                                                      ------------------------------------------------
     Net revenues                                                       77,289,153        77,048,436        75,665,370

Costs and expenses:
     Casino                                                             18,158,298        17,920,669        18,640,241
     Lodging                                                             4,111,646         4,148,942         3,952,576
     Food and beverage                                                  10,117,756        10,360,347        11,405,193
     Retail                                                              7,869,189         7,102,229         5,503,343
     Other                                                                 949,352           942,920           951,845
     Marketing                                                           2,974,547         3,173,822         4,251,989
     General and administrative                                         14,922,228        15,140,052        14,607,166
     Depreciation and amortization                                       5,523,149         5,503,071         5,747,114
     Charge for termination of Management
         Agreement (NOTE 5)                                                   --          24,715,000              --
                                                                      ------------------------------------------------
     Total costs and expenses                                           64,626,165        89,007,052        65,059,467
                                                                      ------------------------------------------------

     Income (loss) from operations                                      12,662,988       (11,958,616)       10,605,903

Interest and other:
     Interest expense, net                                              (5,616,600)       (5,585,280)      (10,766,209)
     Other expenses, net                                                   (54,612)          (31,763)             --
                                                                      ------------------------------------------------
                                                                        (5,671,212)       (5,617,043)      (10,766,209)
                                                                      ------------------------------------------------

     Income (loss) before extraordinary loss and
         provision (benefit) for income taxes                            6,991,776       (17,575,659)         (160,306)

     Provision (benefit) for income taxes                                2,525,000        (1,168,000)
                                                                      ------------------------------------------------
     Income (loss) before extraordinary loss                             4,466,776       (16,407,659)         (160,306)

     Extraordinary loss - early extinguishment of debt
         (NOTE 3)                                                             --          (1,081,350)       (3,495,777)
                                                                      ------------------------------------------------
     Net income (loss)                                                $  4,466,776      $(17,489,009)     $ (3,656,083)
                                                                      ------------------------------------------------
                                                                      ------------------------------------------------
     Net income (loss) per common share                               $      35.25      $    (143.84)     $     (48.09)
                                                                      ------------------------------------------------
     Shares used in per share calculation                                  126,705           121,586            76,023
                                                                      ------------------------------------------------

SEE ACCOMPANYING NOTES.

                              Hard Rock Hotel, Inc.

                  Statements of Shareholders' Equity (Deficit)

                                                Class A common              Class B common
                                                    stock                       stock
                                           ------------------------   ------------------------
                                             Shares      Amount         Shares       Amount
                                           -----------------------------------------------------
Balances at November 30, 1995                20,000      $  --         106,705         $    --


Net income                                     --           --            --                --
                                           -----------------------------------------------------

Balances at November 30, 1996                20,000         --         106,705              --


Net loss                                       --                         --                --


Charge to paid-in capital - Buyout
Agreement (NOTE 5)                           (8,000)        --         (42,682)             --
                                           -----------------------------------------------------

Balances at November 30, 1997                12,000         --          64,023              --
                                           -----------------------------------------------------

                                           -----------------------------------------------------
Net loss                                       --           --            --                --
                                           -----------------------------------------------------

BALANCES AT NOVEMBER 30, 1998                12,000       $ --          64,023          $   --
                                           -----------------------------------------------------
                                           -----------------------------------------------------


                                                            Retained          Total
                                          Paid-in           earnings       Shareholders'
                                          capital          (deficit)      equity (deficit)
                                       ---------------------------------------------------
Balances at November 30, 1995          $ 28,717,250      $ (2,421,993)     $ 26,295,257

Net income                                     --           4,466,776         4,466,776
                                       ---------------------------------------------------

Balances at November 30, 1996            28,717,250         2,044,783        30,762,033

Net loss                                       --         (17,489,009)      (17,489,009)

Charge to paid-in capital - Buyout
Agreement (NOTE 5)                      (21,209,000)             --         (21,209,000)
                                       ---------------------------------------------------

Balances at November 30, 1997             7,508,250       (15,444,226)       (7,935,976)
                                       ---------------------------------------------------

                                       ---------------------------------------------------
Net loss                                       --          (3,656,083)       (3,656,083)
                                       ---------------------------------------------------

BALANCES AT NOVEMBER 30, 1998          $  7,508,250      $(19,100,309)      $(11,592,059)
                                       ---------------------------------------------------
                                       ---------------------------------------------------

                             SEE ACCOMPANYING NOTES.

                              Hard Rock Hotel, Inc.
                            Statements of Cash Flows

                                                                         YEARS ENDED NOVEMBER 30,
                                                              -----------------------------------------------

                                                              -----------------------------------------------
                                                                   1996              1997               1998
                                                          -------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                $4,466,776      $(17,489,009)        $(3,656,083)
     Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating
         activities:
         Depreciation and amortization                            5,523,149         5,503,071           5,747,114
         Amortization of loan fees and organization costs           447,702           370,762             676,047
         Issuance of common stock as compensation                         -            25,000             300,000
         Early extinguishment of debt                                     -         1,081,350           3,495,777
         Gain on sale of property and equipment                           -           (35,834)                  -
         Deferred income taxes                                      889,047           263,041                   -
     Changes in operating assets and liabilities:
         Accounts receivable                                     (1,024,528)         (294,151)           (308,082)
         Income tax refund receivable                                     -        (2,443,041)          2,248,804
         Inventories                                                 12,767           (37,193)           (142,253)
         Prepaid and other current assets                            (9,847)          (24,019)           (645,398)
         Accounts payable                                            (1,384)          934,029            (154,574)
         Accrued expenses                                          (830,622)          (54,740)           (382,341)
         Interest payable                                          (113,564)           19,189           1,907,376
         Income taxes payable                                       588,213          (869,401)                  -
                                                          -------------------------------------------------------
Net cash provided by (used in) operating activities               9,947,709       (13,050,946)          9,086,387

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment                              (4,005,685)       (2,556,657)        (39,802,207)
Construction related payables                                             -                 -          13,000,218
Decrease (increase) in other assets                                 473,168            57,652          (1,099,450)
Proceeds from sale of property and equipment                              -           346,951                   -
                                                          -------------------------------------------------------
Net cash used in investing activities                            (3,532,517)       (2,152,054)        (27,901,439)

Cash flows from financing activities
Charges to paid-in capital related to buyout agreement                    -       (21,209,000)                  -
Incurrence of loan fees on new debt                                       -        (3,675,972)         (5,517,992)
Proceeds from issuance of debt                                      500,000       105,700,000         131,500,000
Payment of obligations on property to be developed                        -        (6,854,201)                  -
Principal payments on long-term debt                             (4,500,000)      (60,400,000)       (106,700,000)
Payments on capital lease obligations                               (90,502)         (102,030)           (113,502)
                                                          -------------------------------------------------------
Net cash provided by (used in) financing activities              (4,090,502)       13,458,797          19,168,506

Net increase (decrease) in cash and cash equivalents              2,324,690        (1,744,203)            353,454
Cash and cash equivalents at beginning of year                    3,633,594         5,958,284           4,214,081
                                                          -------------------------------------------------------
Cash and cash equivalents at end of year                         $5,958,284        $4,214,081          $4,567,535
                                                          -------------------------------------------------------
                                                          -------------------------------------------------------


                             SEE ACCOMPANYING NOTES.

                              Hard Rock Hotel, Inc.

                        November 30, 1996, 1997 and 1998


1.   ACCOUNTING POLICIES

BASIS OF PRESENTATION AND NATURE OF BUSINESS

Hard Rock Hotel, Inc. (the "Company"), a Nevada corporation incorporated on August 30, 1993, operates a hotel-casino in Las Vegas, Nevada. The Company was formed as a joint venture between Lily Pond Investments, Inc. ("Lily Pond"), a Nevada corporation wholly owned by Peter Morton, and Harveys Casino Resorts ("Harveys"), a Nevada corporation. Mr. Morton granted a sublicense to the Company, pursuant to which the Company holds the exclusive right to use the "Hard Rock Hotel" trademark for the Company's operations in Las Vegas. During 1997, the Company redeemed all of Harveys outstanding common stock in the Company (Note 5).

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and in banks and interest bearing deposits with maturities at the date of purchase of three months or less. Cash equivalents are carried at cost which approximates market. The Company maintains the majority of its cash and cash equivalents in one financial institution. During the years ended November 30, 1996, 1997 and 1998, the Company paid interest of approximately $5,358,000, $5,230,000, and $7,753,000 (net of $793,000 capitalized), respectively, and income taxes of approximately $1,050,000, $2,025,000, and $0, respectively.

During the year ended November 30, 1996, the Company entered into non-cash investing activities whereby they purchased property for future expansion in the amount of approximately $6,354,000.

CONCENTRATIONS OF CREDIT RISK

Substantially all of the Company's accounts receivable are unsecured and are due primarily from the Company's hotel and casino patrons and convention functions. Non-performance by these parties would result in losses up to the recorded amount of the related receivables. Management does not anticipate significant non-performance, and believes that they have adequately provided for uncollectible receivables in the Company's allowance for doubtful accounts.

                              Hard Rock Hotel, Inc.

1.   ACCOUNTING POLICIES (CONTINUED)

PRE-OPENING COSTS AND EXPENSES

Pre-opening costs incurred during 1998 in connection with the expansion of the Company's facility have been capitalized and will be charged to expense when the expansion is complete, which is expected in the second fiscal quarter of 1999. At November 30, 1998, capitalized pre-opening costs aggregated $843,000 and are included in other assets on the accompanying balance sheets.

INVENTORIES

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market.

DEPRECIATION AND AMORTIZATION

Buildings and improvements, equipment, furniture and fixtures, and memorabilia are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets which range from five to 45 years.

ADVERTISING COSTS

The Company expenses the costs of all advertising campaigns and promotions as they are incurred. Total advertising expenses (exclusive of pre-opening) for the years ended November 30, 1996, 1997, and 1998 amounted to approximately $758,000, $788,000, and $772,000, respectively. These expenses are included in marketing expenses in the accompanying statements of operations.

INCOME TAXES

Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the temporary differences are expected to reverse. Additionally, deferred tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes.

                              Hard Rock Hotel, Inc.

1.   ACCOUNTING POLICIES (CONTINUED)

CASINO REVENUES AND COMPLEMENTARIES

In accordance with industry practice, the Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of rooms, food and beverage, and other complementaries provided to customers without charge. The estimated costs of providing such complementaries have been classified as casino operating expenses through interdepartmental allocations as follows:

                                                                      YEARS ENDED NOVEMBER 30,
                                                            ----------------------------------------------
                                                               1996             1997            1998
                                                          -------------------------------------------------
Food and beverage                                               $2,593,171      $2,415,203      $1,987,233
Lodging                                                            819,497         838,617       1,120,747
Other                                                              195,930         122,371         134,364
                                                          -------------------------------------------------
Total costs allocated to casino operating costs                 $3,608,598      $3,376,191      $3,242,344
                                                          -------------------------------------------------
                                                          -------------------------------------------------

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LONG-LIVED ASSETS

The Company has adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets and identifiable intangibles used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

                              Hard Rock Hotel, Inc.

1.   ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

The Company has adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting both basic and diluted earnings per share and applies to entities that are publicly held.

The following table summarizes the Company's earnings per common share before and after extraordinary items:

                                                                         YEARS ENDED NOVEMBER 30,
                                                        -----------------------------------------------------
                                                             1996               1997               1998
                                                      --------------------------------------------------------
Income (loss) before extraordinary item                           $35.25          $(134.95)            $(2.11)
Extraordinary loss                                                     -             (8.89)            (45.98)
                                                      --------------------------------------------------------
Net income (loss) per common share                                $35.25          $(143.84)           $(48.09)
                                                      --------------------------------------------------------
                                                      --------------------------------------------------------

For the years ending November 30, 1997 and 1998, the 768 shares of the Company's Class B common stock which will be issued to an employee (Note 11) were not included in the calculation of earnings per share because the effect of adding these securities would have been anti-dilutive.

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform with the 1998 presentation.

                              Hard Rock Hotel, Inc.

2.   INVENTORIES

Inventories consist of the following:

                                         NOVEMBER 30,
                            ----------------------------------------
                                    1997                1998
                            ----------------------------------------
Retail merchandise                      $675,005            $829,608
Restaurants and bars                     243,193             247,906
Operating supplies                       147,675             130,612
                            ----------------------------------------
                                      $1,065,873          $1,208,126
                            ----------------------------------------
                            ----------------------------------------

3.   OTHER ASSETS

Other assets consist of the following:

                                                                                 NOVEMBER 30,
                                                                    ---------------------------------------
                                                                            1997                1998
                                                                    -------------------- -------------------
Unamortized loan fees and financing costs on the Notes (Note 6),
net of accumulated amortization of $531,893 in 1998                   $                -          $4,986,099
Unamortized loan fees and financing costs on the Old Credit
Facility (Note 6), net of accumulated amortization of $36,039 in
1997                                                                           3,639,933                   -
Organization costs, net of accumulated amortization of $135,315 in
1997 and $196,639 in 1998                                                        156,008             196,579
Prepaid gaming taxes                                                             367,404             370,228
China, glassware, utensils, linens, and other supplies                           471,160             395,242
Other long-term assets, including pre-opening costs of
approximately $843,000 in 1998                                                                     1,070,650
                                                                    -------------------- -------------------
                                                                              $4,634,505          $7,018,798
                                                                    -------------------- -------------------
                                                                    -------------------- -------------------

Loan fees and other financing costs are being amortized over the life of the respective loans. Organization costs are being amortized over a period of five years. Base stocks of china, glassware, utensils and linens are being amortized using the straight-line method over three years to 25% of original cost, with replacements expensed at the time of purchase.

3.       OTHER ASSETS (CONTINUED)

                              Hard Rock Hotel, Inc.

In connection with the execution of the Notes, the Company's Old Credit Facility (as defined herein) was paid in its entirety in March 1998 (Note 6). In connection with this early retirement, the Company wrote- off approximately $3,496,000 in unamortized loan fee costs in 1998, which amounts were recorded as an extraordinary loss in the accompanying statements of operations for the year ended November 30, 1998.

In connection with the execution of the Old Credit Facility, the Company paid off debt under a previous credit facility in its entirety in October 1997 (Note
6). In connection with this early retirement, the Company wrote-off approximately $1,081,000 in unamortized loan fee costs in October 1997, which amounts were recorded as an extraordinary loss in the accompanying statements of operations for the year ended November 30, 1997.

4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                 NOVEMBER 30,
                                                                    ---------------------------------------
                                                                           1997                 1998
                                                                  ---------------------- -------------------
Land                                                                         $21,015,060        $ 21,015,060
Buildings and improvements                                                    65,593,316          73,314,982
Equipment, furniture and fixtures                                             14,202,857          16,454,737
Memorabilia                                                                    2,200,608           2,363,955
Construction in progress                                                       1,256,112          30,921,426
                                                                  ---------------------- -------------------
                                                                             104,267,953         144,070,160
Less accumulated depreciation and amortization                               (14,499,377)        (20,185,166)
                                                                  ---------------------- -------------------
                                                                             $89,768,576        $123,884,994
                                                                  ---------------------- -------------------
                                                                  ---------------------- -------------------

Construction in progress relates primarily to the expansion of the facility at November 30, 1998.

5.   AGREEMENTS WITH RELATED PARTIES

In July 1997, the Company and Lily Pond entered into a Stock Purchase and Management Buyout Agreement (the "Buyout Agreement") with Harveys to terminate the existing Management Agreement between Harveys and the Company (below). This Buyout Agreement became effective October 24, 1997. Under the terms of the Buyout Agreement, the Company purchased from Harveys its 40% share of the outstanding common stock of the Company and its rights under the Management Agreement. In

                              Hard Rock Hotel, Inc.

5.   AGREEMENTS WITH RELATED PARTIES (CONTINUED)

consideration for this buyout, the Company paid $45,000,000 in cash to Harveys. Of the $45 million, the amounts charged to paid-in-capital and to expense followed the amounts negotiated and agreed to by the parties as reflecting the market values associated with each component of the Buyout Agreement.

The Company accounted for this transaction in their November 30, 1997 financial statements with a charge to paid-in capital ($21,209,000), and a charge to expense for the termination of the Management Agreement in the amount of $24,715,000. These amounts include transaction costs aggregating approximately $924,000.

The twenty-five year Management Agreement with Harveys provided for the procurement of certain management services related to the design, construction, maintenance, and continued management of the Company. As part of this agreement, the Company paid Harveys a base management fee equal to four percent of annual gross revenues, as defined, net of complementaries for each fiscal year. In addition, Harveys was entitled to an incentive fee of up to two percent of annual gross revenues, net of complementaries, upon exceeding certain return on investment targets as defined in the Management Agreement. Total management fees expenses for these services amounted to approximately $3,075,000, $2,776,000, and $0 for the years ended November 30, 1996, 1997, and 1998, respectively. Total incentive fees expenses for these services amounted to approximately $239,000, $65,000, and $0 for the years ended November 30, 1996, 1997 and 1998, respectively. These expenses are included in general and administrative expenses in the accompanying statements of operations.

As discussed above, the Management Agreement was terminated during 1997 in connection with the Buyout Agreement.

The Company entered into a twenty-five year Amended and Restated Supervisory Agreement with Peter Morton, which provides for the supervision of the development, improvement, operation, and maintenance of the Company through 2022. As part of this agreement, the Company pays to Morton a supervisory fee equal to two percent of annual gross revenues, (as defined) net of complementaries for each fiscal year. Total supervisory fee expenses for these services for the years ended November 30, 1996, 1997 and 1998 amounted to approximately $1,537,000, $1,556,000, and $1,510,000, respectively. These expenses are included in general and administrative expenses in the accompanying statements of operations. The unpaid amounts at November 30, 1997 and 1998 ($140,000 and $116,000, respectively), are included in accrued expenses in the accompanying balance sheets.

In connection with its management of the resort, Harveys provided all employees for the Company through one of its subsidiaries, Harveys L.V. Management Company, Inc. (LVMC). The LVMC employees' compensation, including benefits, were paid directly by the Company. Harveys also provided

                              Hard Rock Hotel, Inc.

5.   AGREEMENTS WITH RELATED PARTIES (CONTINUED)

certain administrative functions to the Company, including corporate information systems, internal audit, and group medical claims administration, and charged the Company for these services based upon allocations of time spent and costs incurred. These charges are included in the accompanying statements of operations and amounted to approximately $324,000, $367,000, and $0 for the years ended November 30, 1996, 1997 and 1998, respectively. The Company had received advances from Harveys for use in the payment of various costs and expenses. These advances were repaid on a periodic basis. Amounts owing to Harveys related to these advances and costs at November 30, 1997 and 1998, included in accrued expenses on the accompanying balance sheets, aggregated approximately $470,000 and $63,000, respectively.

Entities controlled by Peter Morton have provided additional technical support services for the development, opening and ongoing improvement and operation of the casino. These expenses aggregated approximately $225,000, $281,000 and $894,000 for the years ended November 30, 1996, 1997 and 1998, respectively, and are included in the accompanying statements of operations. Additionally, at November 30, 1998, the Company has expended approximately $146,000 related to pre-opening costs to these entities, which amounts are included in other assets on the accompanying balance sheets.

A former director of the Company provided investment banking services to the Company and certain of its affiliates, including providing advice on the Buyout and arranging the financing of the Buyout. The Company paid approximately $41,000, $628,000, and $0 for such investment banking services for fiscal years 1996, 1997 and 1998, respectively.

6.   LONG-TERM DEBT

On March 23, 1998, the Company obtained funding of approximately $115.9 million in net proceeds from the offering of $120 million aggregate principal amount of its 9.25%, Senior Subordinated Notes due in 2005 (the "Notes"). Of this amount, approximately $105.6 million was used to pay off the Old Credit Facility, including accrued interest (see below). Concurrent with the execution of the Notes, the Company secured a revolving line of credit of $67 million under a new credit facility (the "New Credit Facility") through a group of banks. At November 30, 1998, the Company had outstanding borrowings of $120,000,000 under the Notes and $10,500,000 under the New Credit Facility.

Interest on the Notes is payable on each April 1 and October 1, commencing October 1, 1998. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including all borrowings under the New Credit Facility. The Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after April 1, 2002, at a premium to the face amount ($120 million) which decreases on each subsequent anniversary date,

                              Hard Rock Hotel, Inc.

6.   LONG-TERM DEBT (CONTINUED)

plus accrued interest to the date of redemption. The Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, incur additional indebtedness, issue certain preferred stock and enter into transactions with affiliates.

The New Credit Facility provides the Company with $67 million of senior secured reducing revolving borrowings. Interest on the New Credit Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% and aggregating 8.625% at November 30, 1998), or the Base Rate, defined as the higher of the Federal Funds Rate plus .5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%). The Company chose the LIBOR Index for all borrowings outstanding at November 30, 1998. These margins are dependent upon the Company's debt to EBITDA ratio, as defined. Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

The amount available under the New Credit Facility will begin reducing to: $58.3 million as of the last day of fiscal year 2000; $45.3 million as of the last day of fiscal year 2001; $32.2 million as of the last day of fiscal year 2002; $19.2 million as of the last day of fiscal year 2003; and will expire on March 23, 2004. Additionally, the Company may be required, upon certain circumstances, to make prepayments on the New Credit Facility each year beginning in April 2000.

The New Credit Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates. Peter Morton has entered into a make-well agreement (as defined) pursuant to which he is required to contribute certain amounts to the Company in the event certain financial covenants are not met. The New Credit Facility is secured by substantially all of the Company's property at the Las Vegas site.

In September 1997, the Company entered into a $120,000,000 credit agreement (the "Old Credit Facility") with a consortium of banks for the purpose of financing the Buyout Agreement (Note 5) and retire existing debt (see below). The Old Credit Facility consisted of promissory notes aggregating $100,000,000 and a $20,000,000 revolving line of credit facility. Interest on the promissory notes and the line of credit accrued on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (aggregating 9.188% at November 30, 1997), or the Alternate Base Rate, defined as the higher of the Federal Funds Rate plus .5%, or the prime rate, plus an applicable margin (aggregating 11% at November 30, 1997). These margins were dependent upon the Company's total debt to EBITDA ratio, as defined.

                              Hard Rock Hotel, Inc.

6.   LONG-TERM DEBT (CONTINUED)

At November 30, 1997, the Company had outstanding borrowings under the Old Credit Facility in the amount of $105,700,000. These borrowings were made on the promissory notes in the amount of $100,000,000 and on the line of credit in the amount of $5,700,000, and were used principally to fund the Buyout Agreement ($45,000,000) as discussed in Note 5, pay principal and interest ($55,593,000) relating to a previous credit facility, and pay principal and interest ($3,612,000) relating to other outstanding debt of the Company.

The Old Credit Facility was secured by substantially all of the Company's property at the Las Vegas site. Under the Old Credit Facility, the Company was required to maintain certain debt to EBITDA ratios and debt service coverage ratios, as defined. The Old Credit Facility also imposed certain limitations on capital expenditures, investments, payment of dividends, and incurrence of additional indebtedness.

In connection with the execution of the Notes, the Old Credit Facility was canceled and all outstanding principal and interest were paid in their entirety in March 1998.

7.   INCOME TAXES

The provision (benefit) for income taxes presented in the accompanying statements of operations consists of the following:

                                 YEARS ENDED NOVEMBER 30,
                   -----------------------------------------------------
                          1996               1997               1998
                   ------------------ ------------------  -----------------
Current                    $1,635,953          $(905,000)   $             -
Deferred                      889,047           (263,000)                 -
                   ------------------ ------------------  -----------------
                           $2,525,000        $(1,168,000)   $             -
                   ------------------ ------------------  -----------------
                   ------------------ ------------------  -----------------

The difference between the Company's provision (benefit) for income taxes as presented in the accompanying statements of operations and the provision (benefit) for income taxes computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of income (loss) before income taxes:

                              Hard Rock Hotel, Inc.

7.   INCOME TAXES (CONTINUED)

                                                                  YEARS ENDED NOVEMBER 30,
                                                          ------------------------------------
                                                             1996          1997         1998
                                                          ------------------------------------
Income tax provision (benefit) at the statutory rate         34.0%       (34.0%)       (34.0%)
Nondeductible meals and entertainment                         2.5           .8           4.2
Valuation allowance                                            -          26.9          29.5
Other, net                                                    (.4)          -             .3
                                                          ------------------------------------
                                                             36.1%        (6.3%)          -
                                                          ------------------------------------
                                                          ------------------------------------

The significant components of the deferred income tax assets and liabilities included in the accompanying balance sheets are as follows:

                                                                     NOVEMBER 30,
                                                       ------------------------------------
                                                               1997              1998
                                                       -------------------- ---------------
Deferred income tax assets:
     Preopening costs, net of amortization                   $831,000            $462,000
     Accrued expenses                                         631,000             550,000
     Net operating loss carryforwards                       6,922,000           8,496,000
     Alternative minimum tax credit carryforwards             475,000             183,000
                                                       -------------------- -------------
                                                            8,859,000           9,691,000
Less:  valuation allowance                                 (5,011,000)         (6,091,000)
                                                       -------------------- -------------
Total deferred income tax assets                            3,848,000           3,600,000

Deferred income tax liabilities:
     Depreciation and amortization                          3,469,000           3,493,000
     Prepaid expenses                                         220,000             107,000
     Other                                                    159,000                   -
                                                       -------------------- -------------
Total deferred income tax liabilities                       3,848,000           3,600,000
                                                       -------------------- -------------
Net deferred income tax asset                           $           -        $         -
                                                       -------------------- -------------
                                                       -------------------- -------------

A valuation allowance has been established due to the Company's accumulated losses as of November 30, 1998. The Company has an operating loss carryforward of approximately $25 million to reduce future taxable income, which will expire between 2012 and 2018.

                              Hard Rock Hotel, Inc.

8.   COMMITMENTS AND CONTINGENCIES

EXPANSION

As part of the expansion of the Company's facility, the Company has signed contracts aggregating approximately $50 million at November 30, 1998. The total estimated cost of the expansion project is approximately $87 million, of which approximately $38.7 million had been expended as of November 30, 1998. Peter Morton has entered into a completion guaranty, pursuant to which he has guaranteed, subject to certain conditions and limitations, payment of construction and development costs in excess of $87.0 million, up to a maximum of $10.0 million.

LEGAL PROCEEDINGS

A complaint has been filed in the United States District Court against the Company and Peter Morton involving the rights to the use of the Hard Rock name, marks, and logos on the internet. The plaintiff is seeking monetary damages and has sought an injunction against the use of the Hard Rock name and logos and an order requiring Peter Morton and the Company to assign the name to the plaintiff. Trial of this matter has concluded, and the Company is awaiting a verdict. Management of the Company believes that this lawsuit is without merit and believes that the outcome of this litigation will not have a material adverse effect on the Company.

Additionally, the Company is a defendant in various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of any such litigation, in the aggregate, will have a material adverse effect on the Company.

LEASES

The Company leases certain equipment under leases classified as either capital or operating leases.

                              Hard Rock Hotel, Inc.

8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

CAPITAL LEASES

Future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of November 30, 1998 are as follows:

1999                                               $          120,533
2000                                                           97,955
                                                   -------------------
Minimum lease payments                                        218,488
Less amount representing interest                             (19,175)
                                                   -------------------
Present value of minimum lease payments                       199,313
Less amount due within one year                              (105,861)
                                                   -------------------
Amount due after one year                          $           93,452
                                                   -------------------
                                                   -------------------


OPERATING LEASES

The Company leases equipment under operating leases expiring through 2004. Future minimum rental payments under these operating leases by fiscal year of the Company are as follows:

1999                                                                   $280,000
2000                                                                    244,000
2001                                                                     58,000
2002                                                                     58,000
2003                                                                     58,000
Thereafter                                                                5,000
                                                         ----------------------
                                                                       $703,000
                                                         ----------------------
                                                         ----------------------

Total rental expense was approximately $325,000, $297,000, and $282,000 during the years ended November 30, 1996, 1997 and 1998, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

                              Hard Rock Hotel, Inc.

8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

SELF-INSURANCE

Prior to the Buyout, the Company was included with Harveys and certain of its subsidiaries (the Group) under a plan of partial self-insurance for medical coverage for substantially all full-time employees and their dependents. The Group carried stop loss insurance for claims exceeding $125,000 per individual. The Group was also self-insured for workers' compensation claims up to an annual stop loss of $300,000 per claim. Under the terms of the Buyout Agreement (Note
5), the Company continued to be covered under the Group's medical plan through December 1997, and reimbursed Harveys for all claims costs incurred. The Company has subsequently adopted their own plans of self-insurance for workers' compensation and medical coverage claims, up to an annual stop loss of $300,000 and $75,000, respectively, per claim. The Company maintains a $2.5 million letter of credit required by the State of Nevada for its self insurance workers' compensation program. Management has established reserves they consider adequate to cover estimated future payments on claims incurred by the Company through November 30, 1998.

During 1998, the Company also adopted their own plan of partial self-insurance for general liability claims, up to an annual stop loss of $25,000 per claim.

9.   EMPLOYEE BENEFIT PLANS

The Company maintains a discretionary cash incentive bonus plan available to eligible employees, based upon individual and company-wide goals that are established by management and the Board of Directors of the Company on an annual basis. During the years ended November 30, 1996, 1997 and 1998, the Company recorded approximately $336,000, $494,000 and $445,000, respectively, for these bonuses, which are included in the accompanying statements of operations.

The Company maintains a 401(k) profit sharing plan whereby substantially all employees over the age of 21 who have completed one year of continuous employment and 1,000 hours of service are eligible for the plan. Such employees joining the plan may contribute, through salary deductions, no less than 1% nor greater than 20% of their annual compensation. The Company, at its discretion, will match 50% of the first 6% of compensation contributed by employees. During the years ended November 30, 1996, 1997 and 1998, the Company recorded approximately $191,000, $356,000 and $516,000, respectively, for its portion of plan contributions, which are included in the accompanying statement of operations.

                              Hard Rock Hotel, Inc.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS (NOTE 6)

The carrying amounts of the Company's borrowings under the Old Credit Facility and the New Credit Facility approximate their fair value at November 30, 1997 and 1998, respectively. The fair value of the Notes, which are publicly traded, approximated their carrying value at November 30, 1998.

11.  ISSUANCE OF COMMON STOCK AS COMPENSATION

In October 1997, the Company and an employee of the Company entered into an agreement whereby the employee will receive 768 shares of the Company's Class B common stock from the Company, 20% of which will vest in October of each year until 2001, at which point the remaining 40% will vest, provided the vesting period does not end upon the resignation or termination for cause, as defined. If the employee is terminated without cause or if there is a change of control of the Company, all remaining shares will vest. The Company, under certain circumstances and upon written demand from the employee, must purchase the vested shares of the employee for a price of $1,953 per share. The aggregate redemption amount ($1,500,000) will be recorded as compensation expense over the service period of five years. During the years ended November 30, 1997 and 1998, the Company recorded $25,000 and $300,000 in expense related to this agreement, which has been included in general and administrative expenses on the accompanying statements of operations.

                            Hard Rock Hotel, Inc., L.P.

                  Schedule II - Valuation and Qualifying Accounts

                    Years ended November 30, 1998, 1997 and 1996

                                 (In Thousands)

                                                     Additions       Deductions
                                    Balance at       Charged to      Write-offs,
                                   beginning of      Costs and          net of         Balance at
  Description                        Period           Expenses        Collections     End of Period
-----------------                  -----------       ---------        -----------     -------------
Year ended November 30, 1998:
 Deducted from asset accounts:
 Allowance for doubtful accounts:     $  200            $  117           $ (117)           $  200

Year ended November 30, 1997:
 Deducted from asset accounts:
 Allowance for doubtful accounts:     $  350            $  102           $ (252)           $  200

Year ended November 30, 1996:
 Deducted from asset accounts:
 Allowance for doubtful accounts:     $  155            $  195           $   --            $  350
