Form 10-Q
period 1999-02-28
HARD ROCK HOTEL INC
filed 1999-04-08
CIK 1059744

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended February 28, 1999

Commission file number 333-53211

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

Common Stock outstanding by class as of February 28, 1999

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

                                HARD ROCK HOTEL, INC.

                                        INDEX


Part I:   Financial Information

Item 1:   Financial Statements

          Balance Sheets as of November 30, 1998 and February 28, 1999 (unaudited) . . . 1

          Unaudited Statements of Operations for the three-months ended February 28,
          1998 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

          Unaudited Statements of Cash Flows for the three-months ended February 28,
          1998 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

          Notes to Condensed Financial Statements. . . . . . . . . . . . . . . . . . . . 4

Item 2:   Management's Discussion and Analysis of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

Item 3:   Quantitative and Qualitative Disclosures about Market Risks  - Not Applicable

Part II:  Other Information

Item 1:   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 6:   Exhibits and Reports on Form 8-k . . . . . . . . . . . . . . . . . . . . . . . 9

          (a) Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

          (b) Reports on Form 8-k
              None


                                                                                        HARD ROCK HOTEL, INC.
                                                                                           BALANCE SHEETS
                                                                              ------------------------------------------
                                                                              November 30, 1998        February 28, 1999
                                                                              ------------------------------------------
                                                                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                      $    4,567,535          $    2,834,024
  Accounts receivable, net of allowance for doubtful accounts of
    $200,000 at November 30, 1998 and $215,000 at February 28, 1999                   3,274,644               3,063,796
  Income tax refund receivable                                                          194,237                     --
  Inventories                                                                         1,208,126               1,226,630
  Prepaid and other current assets                                                    1,480,469               1,331,701
  Deferred income taxes                                                                 764,740                 764,740
                                                                                 --------------          --------------
Total Current Assets                                                                 11,489,751               9,220,891

Property and equipment, net, at cost                                                123,884,994             139,774,210
Other assets, including pro-opening costs of $843,000 at
  November 30, 1998 and $1,602,000 at February 28, 1999                               7,018,798               7,367,276
Deferred income taxes                                                                 2,728,603               2,728,603
                                                                                 --------------          --------------
Total Assets                                                                     $  145,122,146          $  159,090,980
                                                                                 --------------          --------------
                                                                                 --------------          --------------
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                    2,738,194               2,133,582
  Construction related payables                                                      13,000,218               5,925,153
  Accrued expenses                                                                    4,473,594               4,517,942
  Interest payable                                                                    1,984,543               4,964,420
  Current obligations under capital leases                                              105,861                 105,056
                                                                                 --------------          --------------
Total current liabilities                                                        $   22,302,410          $   17,646,153

Deferred income taxes                                                                 3,493,343               3,493,343
Obligations under capital leases                                                         93,452                  64,700
Long-term debt due after one year                                                   130,500,000             149,500,000

Commitments and contingencies                                                               --                       --

Redeemable common stock, no par value                                                   325,000                 400,000

Shareholders' deficit:
  Common stock, class a voting, no par value:
    Authorized shares -- 40,000
    Issued and outstanding shares -- 12,000                                                 --                       --
  Common stock, class b non-voting, no par value:
    Authorized shares -- 160,000
    Issued and outstanding shares -- 64,023                                                 --                       --
  Paid-in capital                                                                     7,508,250               7,508,250
  Accumulated deficit                                                               (19,100,309)            (19,521,466)
                                                                                 --------------          --------------
Total shareholders' deficit                                                         (11,592,059)            (12,013,216)
                                                                                 --------------          --------------
Total liabilities and shareholders' deficit                                      $  145,122,146          $  159,090,980
                                                                                 --------------          --------------
                                                                                 --------------          --------------

                                                                                   HARD ROCK HOTEL, INC.
                                                                                 STATEMENTS OF OPERATIONS
                                                                                         UNAUDITED

                                                                              THREE MONTHS ENDED FEBRUARY 28,
                                                                            ----------------------------------
                                                                                 1998                 1999
                                                                            -------------        -------------
          REVENUES:
            Casino                                                          $ 10,062,099         $  8,465,717
            Lodging                                                            3,093,465            2,940,268
            Food and beverage                                                  4,239,992            4,162,399
            Retail                                                             3,246,967            2,879,218
            Other income                                                         499,535              479,610
                                                                            -------------        -------------
                                                                              21,142,058           18,927,212
            Less complimentaries                                              (1,674,318)          (1,506,569)
                                                                            -------------        -------------
          Net Revenues                                                        19,467,740           17,420,643

          Costs and expenses:
            Casino                                                             4,850,309            4,673,194
            Lodging                                                              908,045              947,880
            Food and beverage                                                  2,527,629            2,698,503
            Retail                                                             1,538,730            1,316,626
            Other                                                                179,700              214,332
            Marketing                                                          1,955,540              608,989
            General and administrative                                         3,104,531            3,230,275
            Depreciation and amortization                                      1,395,817            1,579,732
                                                                            -------------        -------------
          Total costs and expenses                                            16,460,301           15,269,531
                                                                            -------------        -------------
          Income from operations                                               3,007,439            2,151,112
                                                                            -------------        -------------
          Interest and other:
            Interest income (expense), net                                    (2,544,468)          (2,572,269)
                                                                            -------------        -------------
                                                                              (2,544,468)          (2,572,269)
                                                                            -------------        -------------
          Income (loss) before provision for income taxes                        462,971             (421,157)

          Benefit (provision) for income taxes                                  (166,000)                  --
                                                                            -------------        -------------
          Net income (loss)                                                 $    296,971         $   (421,157)
                                                                            -------------        -------------
                                                                            -------------        -------------

                                                                                             HARD ROCK HOTEL, INC.
                                                                                           STATEMENTS OF CASH FLOWS
                                                                                                  UNAUDITED

                                                                                          Three months ended February 28,

                                                                                              1998               1999
                                                                                         ------------        ------------
          CASH FLOWS FROM OPERATING activities
          Net Income (loss)                                                              $    296,971        $   (421,157)
          Adjustmets to reconcile net income (loss) to net cash
            provided by operating activities:
              Depreciation and amortization                                                 1,395,817           1,579,732
              Amortization of loan fees and organizational costs                              142,965             204,103
              Issuance of common stock as compensation                                         75,000              75,000
              Changes in operating assets and liabilities:
                Accounts receivable                                                          (725,736)            210,848
                Income tax refund receivable                                                  166,020             194,237
                Inventories                                                                    49,370             (18,504)
                Prepaid and other current assets                                             (431,874)            148,768
                Accounts payable                                                              197,106            (604,612)
                Interest payable                                                                 (475)          2,979,877
                Accrued expenses                                                               97,101              44,348
                                                                                         ------------        ------------
          Net cash provided by operating activities                                         1,262,265           4,392,640

          CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of property and equipment                                              (1,897,450)       (17,468,948)
          Construction related payables                                                            --         (7,075,065)
          Change in other assets                                                              117,836           (552,581)
                                                                                         ------------        ------------
          Net cash used in investing activities                                            (1,779,614)       (25,096,594)

          CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from issuance of debt                                                           --         19,000,000
          Principle payments on long-term debt                                               (700,000)                --
          Payments on capital lease obligations                                               (25,825)           (29,557)
                                                                                         ------------        ------------
          Net cash provided by (used in) financing activities                                (725,825)        18,970,443
                                                                                         ------------        ------------
          Net decrease in cash and cash equivalents                                        (1,243,174)        (1,733,511)
          Cash and cash equivalents at beginning of period                                  4,214,081          4,567,535
                                                                                         ------------        ------------
          Cash and cash equivalents at end of period                                     $  2,970,907        $ 2,834,024
                                                                                         ------------        ------------
                                                                                         ------------        ------------

                               HARD ROCK HOTEL, INC.
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 FEBRUARY 28, 1999


1.        BASIS OF PRESENTATION

          The accompanying unaudited financial statements of Hard Rock Hotel, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ending November 30, 1999. The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended November 30, 1998.

2.        LONG TERM DEBT

          At February 28, 1999, the Company had $120.0 million outstanding in Senior Subordinated Notes and $29.5 million outstanding on a $67.0 million revolving credit line. The Company plans to increase the budget on the expansion by $13 million from $87 million to $100 million. To fund the increase, the Company plans to increase the availability under the revolving line of credit to $77.0 million. In connection with the amendment to the budget, Peter Morton will increase the maximum amount available under his guarantee of the completion of the Expansion from $10.0 million to $23.0 million. Borrowings against the line of credit may require repayments beginning in April 2000.

3.        PRE-OPENING EXPENSES

          Through February 28, 1999 the Company had incurred $1.6 million in pre-opening expenses associated with the Expansion. The Company will write these charges off when the facility opens.

4.        COMMITMENTS AND CONTINGENCIES

          As part of the expansion (the "Expansion") of the Hard Rock Hotel & Casino, the Company has signed contracts aggregating approximately $59 million of which $30 million has been incurred as of February 28, 1999. The total estimated cost of the expansion project is approximately $100 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the company's financial statements, including the notes thereto, and the other financial information appearing elsewhere herein and by the audited financial statements and footnotes for the three months ended February 28, 1999, which may be obtained upon request from the company.

OVERVIEW

Hard Rock Hotel, Inc.'s (the "Company") sole business is the operation of the Hard Rock Hotel and Casino in Las Vegas, Nevada (the "Resort"), which commenced operations on March 9, 1995.

The Company began construction in February 1998 on a $100 million expansion of the Resort (the "Expansion") that is expected to be completed during the second quarter of 1999. Key elements of the expansion are expected to include (i) nearly doubling the number of hotel rooms, (ii) significantly increasing the size and features of the swimming pool area (the "Beach Club") and (iii) the addition of other amenities. Although the Company attempted to minimize disruption caused by the Expansion, management believes net revenues and operating income for the first quarter of fiscal year 1999 were negatively affected, resulting in lower results than the Company achieved for the same period in fiscal year 1998. Management expects that the Expansion will continue to cause some level of disruption to the operation of the Resort in the second quarter of fiscal year 1999.

YEAR 2000 ISSUES

The "Year 2000 Issue" is the result of computer programs being designed using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that are date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things a temporary inability to process transactions.

     STATE OF READINESS

As part of the Buyout, in October 1997 the Company was required to or did replace most of its hardware and software including the three most critical systems:

     - the property management system which is used in the hotel to check guests in and out,
     - the casino system which is used to control and account for table games, slots and the casino cage, and
     - the back office systems used for accounting, payroll and inventory control.

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

The Company has inventoried substantially all of its information technology systems and other relevant systems. The results of this process indicate that the year 2000 should not materially affect the Company's information technology systems and other relevant systems. The remaining steps in the Company's plan for the year 2000 include testing selected systems/equipment and remediating and certifying systems that will be adversely affected by the Year 2000. Completion of these tasks is expected by mid-1999.
Management believes that the cost of its Year 2000 identification, testing and remediation will not have a material impact on the Company's financial statements.

The Company is in the process of mailing letters to its significant vendors and service providers to determine the extent Year 2000 will have on their ability to continue to supply the Company with goods and services. Based on the goods (primarily food, beverage and retail items) purchased by the Company, the Company does not expect Year 2000 to have a material impact on its vendors. Completion of verifying vendor readiness is expected by mid-1999.

     RISK AND CONTINGENCY PLAN

Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not completed all necessary phases of its plans for Year 2000. The most likely worst case scenarios would include failure of a computer system or equipment resulting in termination of or diminished service to customers. If the Company's vendors or suppliers of the Company's necessary power, gas, water, and telecommunications services fail, the Company will be unable to provide certain services to its customers. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements herein constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity, capital expenditures and capital resources. Although management believes that the expectations in such forward-looking statements are reasonable, it can give no assurance that any forward looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with new construction, competition and other planned construction in Las Vegas, government regulation related to the gaming industry, uncertainty of casino customer spending and vacationing in casino resorts in Las Vegas, occupancy rates and average room rates in Las Vegas, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure improvements in Las Vegas, and general economic and business conditions that may affect levels of disposable income and pricing of hotel rooms. For more information regarding risks inherent in an investment in the Company, see the section "Business - Rick Factors" in our Annual Report on Form 10-K filed on February 26, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

NET REVENUES AND OPERATING INCOME. Net revenues decreased 10.5% for the three months ended February 28, 1999 to $17.4 million compared to $19.5 million for the corresponding period of the prior year. The decrease in revenues is primarily attributable to decreased casino revenue of 15.9% and retail revenue of 11.3%. The prior year quarter revenues benefited from hosting The Rolling Stones, a special marquee event designed to increase the property's awareness and image. Operating income decreased 28.5% for the three months ended February 28, 1999 to $2.2 million compared to $3.0 million for the corresponding period of the prior year, primarily as a result of the decreased revenues.

CASINO. Casino revenues decreased 15.9% for the three months ended February 28, 1999 to $8.5 million compared to $10.1 million for the corresponding period of the prior year. The decrease is primarily due to decreased table game revenue to $5.3 million from $6.2 million and decreased slot revenue to $3.0 million compared to $3.7 million for the corresponding period of the prior year. Table games revenue decreased directly as a result of a lower hold percentage of 14.7% compared to 18.2% in the corresponding period of the prior year. Table games drop increased 5.8% to $36.4 million compared to $34.4 million (that benefited from hosting The Stones event) for the corresponding period in the prior year. Casino departmental income decreased 27.2% for the three months ended February 28, 1999 to $3.8 million from $5.2 million, primarily as a result of the decreased revenues. Casino departmental income as a percentage of casino revenues decreased to 44.8% in 1999 from 51.8% in 1998, primarily as a result of the decreased revenues.

LODGING. Lodging revenues decreased 4.9% for the three months ended February 28, 1999 to $2.9 million from $3.1 million for the corresponding period of the prior year. The ADR for the three months ended February 28, 1999 was $92.68, down 1.0% from $93.60 for the corresponding period of the prior year. Hotel occupancy was 96.0% down from 100%. Lodging departmental income decreased 8.8% for the three months ended February 28, 1999 to $2.0 million from $2.2 million primarily as a result of the decreased revenues. Lodging departmental income as a percentage of Lodging revenues decreased to 67.8% in 1999 from 70.6% in 1998.

FOOD AND BEVERAGE. Food and Beverage revenues decreased 1.8% for the three months ended February 28, 1999 to $4.16 million from $4.24 million for the corresponding period of the prior year. The decrease was related to lower banquet food and beverage revenues resulting from losing meeting space to construction. Food and Beverage departmental income decreased 14.5% for the three months ended February 28, 1999 to $1.5 million from $1.7 million, as a result of the decreased revenues and increased operating costs as a percent of revenue. Food and Beverage departmental income as a percentage of Food and Beverage revenues dropped to 35.2% in 1999 from 40.4% in 1998, primarily as a result of the decreased high margin banquet revenue.

RETAIL. Retail revenues decreased 11.3% for the three months ended February 28, 1999 to $2.9 million from $3.2 million for the corresponding period of the prior year. Management believes the decrease is primarily attributable to a diluted retail market from increased retail competition. Retail Departmental income decreased 8.5% for the three months ended February 28, 1999 to $1.6 million from $1.7 million, as a result of the decreased revenues. Retail departmental income as a percentage of Retail revenues increased slightly to 54.3% in 1999 from 52.6% in 1998 as a result of managing retail expenses to the reduction in revenues.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, General and Administrative expenses decreased 24.1% for the three months ended February 28, 1999 to $3.8 million from $5.1 million for the corresponding period of the prior year. The decrease is primarily attributable to the costs associated with hosting The Rolling Stones event of approximately $1.1 million during the first quarter of 1998 and a reduction in promotional room comps of approximately $0.2 million.

DEPRECIATION AND AMORTIZATION. Depreciation and Amortization expense increased to $1.6 million for the three months ended February 28, 1999 from $1.4 million for the corresponding period of the prior year.

NET INTEREST EXPENSE. Net Interest Expense increased 1.1% for the three months ended February 28, 1999 to $2.6 million from $2.5 million for the corresponding period of the prior year.

INCOME TAXES. No income tax benefit was recorded in the quarter ended February 28, 1999, as a valuation allowance has been established due to the Company's accumulated losses.

NET INCOME. As a result of the factors described above, the Company recorded a net loss for the three months ended February 28, 1999 of $0.3 million compared to net income of $0.3 million for the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended February 28, 1999, the Company's principal source of funds was net financing activities of approximately $19.0 million and cash provided by operations of $4.4 million. The primary use of funds was the payment of expansion and maintenance capital expenditures of $24.5 million. As of February 28, 1999 the Company had cash and cash equivalents of $2.8 million. Construction of the Expansion commenced in February 1998 and is expected to be completed by the end of the second quarter of 1999. Based on current plans, approximately $47 million is expected to be incurred during the remainder of fiscal 1999. However, timing for capital expenditures relating to the Expansion may change depending on the actual completion date for the Expansion. Failure to complete the Expansion within budget or on schedule could have a material adverse effect on the Company. The Company plans to increase the budget by $13 million and increase availability under the New Credit Facility to $77.0 million. In connection with the amendment to the budget, Peter Morton will increase the maximum amount available under his guarantee of the completion of the Expansion from $10.0 million to $23.0 million. The Company believes that its current cash balances, funds that we expect to be available under the New Credit Facility (with outstanding borrowings of $29.5 million at February 28, 1999), and cash flow from operations will be sufficient to provide operating liquidity and complete the Expansion. However, no assurances can be given with respect to the sufficiency of such amounts. Failure to complete the Expansion within budget or on schedule could have a material adverse effect on the Company.

                                      PART II
                                 OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On January 5, 1998, Hard Rock Cafe International (USA) Inc. (f/k/a Rank Licensing, Inc.), a subsidiary of Rank International plc, (the "Plaintiff"), filed an amended complaint in the United States District Court for the Southern District of New York against Peter A. Morton and the Company. The Plaintiff contends that the reservation and use by Mr. Morton and the Company of the internet domain names "hardrock.com" and "hardrockhotel.com" (the "Domain Names"), and the use of certain marks and logos (the "Logos") in, and in connection with merchandise offered on, internet websites operated under the Domain Names, violate terms of certain agreements with Mr. Morton and Federal and state trademark and unfair competition law. The Plaintiff seeks an injunction against the use of the Domain Names and the Logos by Mr. Morton and the Company, an order requiring Mr. Morton and the Company to assign the Domain Names to the Plaintiff, and over $100 million in damages. During the course of litigation, Mr. Morton and the Company transferred the domain name "Hardrock.com" to the Plaintiff. Trial of this matter has concluded, and the Company awaits a verdict. Management believes the outcome of this litigation will not have a material adverse effect on the Company, although there can be no assurance of the outcome of the lawsuit. Revenues from sales of merchandise over the internet for the fiscal quarter ended February 28, 1999 were less than
$50,000.   Through February 28, 1999 the Company has incurred $1.5 million in legal fees in defense of this suit which was charged to general and administrative expenses on the Statement of Operations during fiscal year 1998.

     Additionally, the Company is a defendant in various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of any such litigation, in the aggregate, will have a material adverse effect on the Company.

ITEM 6.EXHIBITS


Exhibit
Number              Description
  3.      CERTIFICATE OF INCORPORATION AND BY-LAWS

  3.1     Second Amended and Restated Certificate of Incorporation of the
          Company. (1)

  3.2     Second Amended and Restated By-Laws of the Company. (1)

  9.      VOTING TRUST AGREEMENTS.

  9.1     Amendment, dated as of July 1, 1997 to Stockholder Agreement, dated
          August 30, 1993, among the Company and certain stockholders listed therein. (1)

  9.2 Stockholder Agreement, dated as of August 30, 1993, among the Company and certain stockholders listed therein. (1)


                                       9


  27.     FINANCIAL DATA SCHEDULE.

  27.1    Financial Data Schedule.


(1)Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 21, 1998 (File No. 333-53211).

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HARD ROCK HOTEL, INC.

Date:  April 8, 1999            By:   /s/ BRUCE R. DALL
                                      -------------------------------------
                                      Bruce R. Dall
                                      DULY AUTHORIZED OFFICER

                                      /s/ BRUCE R. DALL
                                      -------------------------------------
                                      Bruce R. Dall
                                      CHIEF FINANCIAL OFFICER AND TREASURER