Form 10-Q
period 1999-05-31
HARD ROCK HOTEL INC
filed 1999-07-15
CIK 1059744

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended May 31, 1999

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

Common Stock outstanding by class as of May 31, 1999

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

                                HARD ROCK HOTEL, INC.

                                        INDEX


Part I:   Financial Information

Item 1:   Financial Statements

          Balance Sheets as of November 30, 1998 and May 31, 1999 (unaudited). . . . . . 1

          Unaudited Statements of Operations for the three-months and six-months ended
          May 31, 1998 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

          Unaudited Statements of Cash Flows for the six-months ended May 31,
          1998 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

          Notes to Condensed Financial Statements. . . . . . . . . . . . . . . . . . . . 4

Item 2:   Management's Discussion and Analysis of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

Item 3:   Quantitative and Qualitative Disclosures about Market Risks  - Not Applicable

Part II:  Other Information

Item 1:   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

Item 6:   Exhibits and Reports on Form 8-k . . . . . . . . . . . . . . . . . . . . . . .10

          (a) Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

          (b) Reports on Form 8-k
              None


ITEM 1:  FINANCIAL STATEMENTS

                              HARD ROCK HOTEL, INC.
                                 BALANCE SHEETS

                                                                                            November 30, 1998         May 31, 1999
                                                                                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                                     $ 4,567,535            $ 4,604,213
  Accounts receivable, net of allowance for doubtful accounts of
    $200,000 at November 30, 1998 and $201,000 at May 31, 1999                                    3,274,644              4,039,580
  Income tax refund receivable                                                                      194,237                      -
  Inventories                                                                                     1,208,126              1,509,491
  Prepaid and other current assets                                                                1,480,469              1,379,161
  Deferred income taxes                                                                             764,740                764,740
Total Current Assets                                                                             11,489,751             12,297,185

Property and equipment, net, at cost                                                            123,884,994            186,202,630
Other assets, including pre-opening costs of $843,000 at
  November 30, 1998                                                                               7,018,798              6,010,948
Deferred income taxes                                                                             2,728,603              2,728,603
Total Assets                                                                                  $ 145,122,146          $ 207,239,366
                                                                                              -------------          -------------
                                                                                              -------------          -------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                                2,738,194              3,299,718
  Construction related payables                                                                  13,000,218             21,943,030
  Accrued expenses                                                                                4,473,594              5,042,007
  Interest payable                                                                                1,984,543              2,562,354
  Current obligations under capital leases                                                          105,861                104,497
Total current liabilities                                                                      $ 22,302,410           $ 32,951,606

Deferred income taxes                                                                             3,493,343              3,493,343
Obligations under capital leases                                                                     93,452                 39,132
Long-term debt due after one year                                                               130,500,000            185,500,000

Commitments and contingencies                                                                             -                      -

Redeemable common stock, no par value                                                               325,000                475,000

Shareholders' deficit:
  Common stock, Class A voting, no par value:
    Authorized shares -- 40,000
    Issued and outstanding shares -- 12,000                                                               -                      -
  Common stock, Class B non-voting, no par value:
    Authorized shares -- 160,000
    Issued and outstanding shares -- 64,023                                                               -                      -
  Paid-in capital                                                                                 7,508,250              7,508,250
  Accumulated deficit                                                                           (19,100,309)           (22,727,965)
Total shareholders' deficit                                                                     (11,592,059)           (15,219,715)
Total liabilities and shareholders' deficit                                                   $ 145,122,146          $ 207,239,366
                                                                                              -------------          -------------
                                                                                              -------------          -------------

                             See accompanying notes.

                              HARD ROCK HOTEL, INC.
                        UNAUDITED STATEMENTS OF OPERATIONS

                                                     Three months ended May 31,          Six months ended May 31,
                                                   ------------------------------    --------------------------------
                                                      1998                1999           1998                 1999
REVENUES:
  Casino                                           $ 9,719,546        $ 9,266,215    $ 19,781,645        $ 17,731,932
  Lodging                                            3,486,893          4,176,771       6,580,358           7,117,039
  Food and beverage                                  5,031,384          5,272,672       9,271,376           9,435,071
  Retail                                             3,160,342          3,058,990       6,407,309           5,938,208
  Other income                                         670,907            714,110       1,170,442           1,193,720
                                                    22,069,072         22,488,758      43,211,130          41,415,970
  Less complimentaries                              (1,533,934)        (1,719,818)     (3,208,252)         (3,226,387)
Net Revenues                                        20,535,138         20,768,940      40,002,878          38,189,583

Costs and expenses:
  Casino                                             4,897,276          4,937,302       9,747,585           9,610,496
  Lodging                                            1,060,432          1,152,711       1,968,477           2,100,591
  Food and beverage                                  2,884,458          3,337,460       5,412,087           6,035,963
  Retail                                             1,481,094          1,404,455       3,019,824           2,721,081
  Other                                                256,449            347,032         436,149             561,364
  Marketing                                            690,581            514,675       2,646,121           1,123,664
  General and administrative                         3,321,786          3,486,747       6,426,317           6,717,022
  Depreciation and amortization                      1,409,593          1,584,709       2,805,410           3,164,441
  Pre-opening                                                -          4,512,849               -           4,512,849
Total costs and expenses                            16,001,669         21,277,940      32,461,970          36,547,471
Income(loss) from operations                         4,533,469           (509,000)      7,540,908           1,642,112

Interest and other:
  Interest expense, net                             (2,672,370)        (2,675,604)     (5,216,838)         (5,247,873)
  Other expenses, net                                        -            (21,895)              -             (21,895)
                                                    (2,672,370)        (2,697,499)     (5,216,838)         (5,269,768)

Income(loss) before extraordinary loss and
provision for income taxes                           1,861,099         (3,206,499)      2,324,070          (3,627,656)

Income tax provision                                  (670,000)                 -        (836,000)                  -
Income(loss) before extraordinary loss               1,191,099         (3,206,499)      1,488,070          (3,627,656)
Extraordinary loss-early extinguishment
of debt - net of taxes                              (2,210,777)                 -      (2,210,777)                  -
Net loss                                           $(1,019,678)       $(3,206,499)     $ (722,707)       $ (3,627,656)
                                                   ------------------------------------------------------------------
                                                   ------------------------------------------------------------------

Net loss per share                                    $ (13.41)          $ (42.18)        $ (9.51)           $ (47.72)
                                                   ------------------------------------------------------------------
                                                   ------------------------------------------------------------------

Shares used in per share calculation                    76,023             76,023          76,023              76,023
                                                   ------------------------------------------------------------------
                                                   ------------------------------------------------------------------

                            See accompanying notes.

                              HARD ROCK HOTEL, INC.
                        UNAUDITED STATEMENTS OF CASH FLOWS

                                                                 Six months ended May 31,
                                                                 ------------------------
                                                                   1998              1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $ (722,707)      $ (3,627,656)
Adjustmets to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                               2,805,410          3,164,441
    Amortization of loan fees and organizational costs            272,634            419,784
    Issuance of common stock as compensation                      150,000            150,000
    Early extinguishment of debt                                3,495,777                  -
    Changes in operating assets and liabilities:
      Accounts receivable                                        (404,053)          (764,936)
      Income tax refund receivable                               (449,000)           194,237
      Inventories                                                  39,346           (301,365)
      Prepaid and other current assets                           (726,791)           101,308
      Accounts payable                                         (1,716,254)           561,524
      Income tax payable                                                -                  -
      Interest payable                                          2,081,166            577,811
      Accrued expenses                                            353,004            568,413
Net cash provided by operating activities                       5,178,532          1,043,561

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                            (6,016,859)       (65,482,077)
Construction related payables, net                                      -          8,942,812
Change in advances due to related parties                        (470,234)                 -
Decrease in other assets                                           87,004            588,066
Net cash used in investing activities                          (6,400,089)       (55,951,199)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                                120,000,000         55,000,000
Incurrence of loan fees on Prior Credit Facility               (5,389,680)                 -
Principal payments on long-term debt                         (105,700,000)                 -
Payments on capital lease obligations                             (50,423)           (55,684)
Net cash provided by financing activities                       8,859,897         54,944,316
Net increase in cash and cash equivalents                       7,638,340             36,678
Cash and cash equivalents at beginning of period                4,214,081          4,567,535
Cash and cash equivalents at end of period                   $ 11,852,421        $ 4,604,213
                                                             -------------------------------
                                                             -------------------------------


                              HARD ROCK HOTEL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  MAY 31, 1999


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Hard Rock Hotel, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ending November 30, 1999. The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended November 30, 1998.

2.   THE EXPANDED FACILITY

     In connection with the expansion of the Company's facilities, the Company incurred approximately $100.0 million of capital expenditures through May 31, 1999. The Company completed the expansion, and the expanded facilities opened in May 1999. Capitalized interest of approximately
     $3.1 million is included in this amount.

3.   LONG TERM DEBT

     At May 31, 1999, the Company had $120.0 million outstanding in Senior Subordinated Notes and $65.5 million outstanding on a $77.0 million revolving credit line, which line was increased from $67.0 million at February 28, 1999. Borrowings against the line of credit may require repayments beginning in February 2000.

4.   PRE-OPENING EXPENSES

     The Company incurred $4.5 million in pre-opening expenses associated with the expansion. The Company wrote these charges off when the facility opened in May 1999.

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the company's financial statements, including the notes thereto, and the other financial information appearing elsewhere herein and by the audited financial statements and footnotes for the year ended November 30, 1998, which may be obtained upon request from the company.

OVERVIEW

Hard Rock Hotel, Inc.'s (the "Company") sole business is the operation of the Hard Rock Hotel and Casino in Las Vegas, Nevada (the "Resort"), which commenced operations on March 9, 1995.

During the month of May 1999, the Company completed construction on a $100 million expansion of the Resort (the "Expansion"). The Expansion included 318 additional rooms, 4 new restaurants, 6,000 square feet of ballroom/banquet facilities, new retail space, an 8,000 square foot spa/salon/fitness center and a significantly enlarged swimming pool area ("Beach Club") featuring, among other things, swim-up blackjack. Although the Company attempted to minimize disruption caused by the Expansion, management believes net revenues and operating income for the second quarter of fiscal year 1999 were negatively affected by the Expansion, resulting in lower results than the Company achieved for the same period in fiscal year 1998.

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

         STATE OF READINESS

As part of the buyout of Harveys Casino Resorts' 40% share of the Company, in October 1997, the Company was required to or did replace most of its hardware and software including the three most critical systems:

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

The Company has verified that its remaining information technology systems and other relevant systems will function properly during and after the year 2000 by:

     -    identifying all systems or equipment potentially impacted by the Year
          2000,
     - testing/certifying those systems' ability to operate in a post-1999 environment and
     - reprograming or replacing systems or equipment that might have malfunctioned due to the Year 2000 Issue.

The Company inventoried substantially all of its information technology systems and other relevant systems. The results of this process indicate that the year 2000 should not materially affect the Company's information technology systems and other relevant systems. The remaining steps in the Company's plan for the year 2000 include continued testing of selected systems/equipment to ensure that the remediation is successful.

Management believes that the cost of its Year 2000 identification, testing and remediation will not have a material impact on the Company's financial statements.

The Company is in the process of mailing letters to its significant vendors and service providers to determine the extent Year 2000 will have on their ability to continue to supply the Company with goods and services. Based on the goods (primarily food, beverage and retail items) purchased by the Company, the Company does not expect Year 2000 to have a material impact on its vendors. Completion of verifying vendor readiness is proceeding.

         RISK AND CONTINGENCY PLAN

Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not completed all necessary phases of its plans for Year 2000. The most likely worst case scenarios would include failure of a computer system or equipment resulting in termination of or diminished service to customers. If the Company's vendors or suppliers of the Company's necessary power, gas, water, and telecommunications services fail, the Company would be unable to provide certain services to its customers. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially and adversely affect the Company.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements herein constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity, capital expenditures and capital resources. Although management believes that the expectations in such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with new construction, competition and other planned construction in Las Vegas, government regulation related to the gaming industry, uncertainty of casino customer spending and vacationing in casino resorts in Las Vegas, occupancy rates and average room rates in Las Vegas, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure improvements in Las Vegas, and general economic and business conditions that may affect levels of disposable income and pricing of hotel rooms. For more information regarding risks inherent in an investment in the Company, see the section "Business - Rick Factors" in our annual Report on Form 10-K filed on February 26, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1999 AND 1998

NET REVENUES AND OPERATING INCOME. Net revenues increased 1.1% for the three months ended May 31, 1999 to $20.8 million compared to $20.5 million for the corresponding period of the prior year. The increase in revenues is primarily attributable to increased hotel revenue of $0.7 million, or 19.8% related to 21 days of revenue from the additional rooms brought about by the Expansion. Operating income decreased 111.2% for the three months ended May 31, 1999 to an operating loss of $0.5 million compared to an operating profit of $4.5 million for the corresponding period of the prior year, primarily as a result of the write off of $4.5 million in pre-opening expenses.

CASINO. Casino revenues decreased 4.7% for the three months ended May 31, 1999 to $9.3 million compared to $9.7 million for the corresponding period of the prior year. The decrease is primarily due to decreased slot revenue of $0.6 million to $3.6 million compared to $4.2 million for the corresponding period of the prior year, offset by increased table games revenue of $0.2 million to $5.7 million compared to $5.5 million for the corresponding period of the prior year. Slot coin in decreased 8.9% to $65.7 million compared to $72.1 million for the corresponding period of the prior year. Management believes the opening of new casinos in Las Vegas coupled with the construction disruption and lack of amenities (primarily restaurants) prior to the Expansion resulted in less slot play. Conversely, table games drop increased 25.2% to $42.9 million compared to $34.3 million for the corresponding period in the prior year due to the increase in the number of table games. Table games hold percentage decreased to 13.3% compared to 16.2% in the corresponding period of the prior year. Table games revenue increased 2.7%, as a result of the increase in the number of table games and the decrease in the hold percentage. Casino departmental income decreased 10.2% for the three months ended May 31, 1999 to $4.3 million from $4.8 million, primarily as a result of the decreased revenues. Casino departmental income as a percentage of casino revenues decreased to 46.7% in 1999 from 49.6% in 1998, primarily as a result of the decreased revenues.

LODGING. Lodging revenues increased 19.8% for the three months ended May 31, 1999 to $4.2 million from $3.5 million for the corresponding period of the prior year. The increase is primarily attributed to revenue generated from the additional 318 hotel rooms, which were open from May 10, 1999 through the end of the quarter. The ADR for the three months ended May 31, 1999 was $105.80, up 1.7% from $104.04 for the corresponding period of the prior year. Hotel occupancy was 95.6%, down from 100%. Lodging departmental income increased 24.6% for the three months ended May 31, 1999 to $3.0 million from $2.4 million, primarily as a result of the increased revenues. Lodging departmental income as a percentage of Lodging revenues increased to 72.4% in 1999 from 69.6% in 1998.

FOOD AND BEVERAGE. Food and Beverage revenues increased 4.8% for the three months ended May 31, 1999 to $5.3 million from $5.0 million for the corresponding period of the prior year. The increase was related to revenues from the new restaurants which opened during May 1999 as a result of the Expansion. Food and Beverage departmental income decreased 9.9% for the three months ended May 31, 1999 to $1.9 million from $2.1 million, as a result of increased costs associated with operating the new restaurants coupled with a decrease in higher margin banquet business. Food and Beverage departmental income as a percentage of revenues dropped to 36.7% in 1999 from 42.7% in 1998, primarily as a result of the higher operating costs.

RETAIL. Retail revenues decreased 3.2% for the three months ended May 31, 1999 to $3.1 million from $3.2 million for the corresponding period of the prior year. Management believes the decrease is primarily attributable to a diluted retail market from increased retail competition coupled with the construction disruption. Retail departmental income decreased 1.5% for the three months ended May 31, 1999 to $1.65 million from $1.68 million, as a result of the decreased revenues. Retail departmental income as a percentage of Retail revenues increased slightly to 54.1% in 1999 from 53.1% in 1998, as a result of managing retail expenses to the reduction in revenues.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, General and Administrative expenses remained at $4.0 million for the three months ended May 31, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and Amortization expense increased to $1.6 million for the three months ended May 31, 1999 from $1.4 million for the corresponding period of the prior year.

PRE-OPENING EXPENSE. The Company recorded a pre-opening expense of $4.5 million associated with the opening of the Expansion.

NET INTEREST EXPENSE. Net Interest Expense remained at $2.7 million for the three months ended May 31, 1999.

INCOME TAXES. No income tax benefit was recorded in the quarter ended May 31, 1999, as a valuation allowance has been established due to the Company's accumulated losses.

EXTRAORDINARY LOSS. In connection with securing expansion financing on March 23, 1998, the Company wrote off $3.5 million in unamortized loan fee costs associated with the retirement of the Prior Credit Facility for the quarter ended May 31, 1998.

NET INCOME. As a result of the factors described above, the Company recorded a net loss for the three months ended May 31, 1999 of $3.2 million compared to a net loss of $1.0 million for the corresponding period of the prior year.


SIX MONTHS ENDED MAY 31, 1999 AND 1998

NET REVENUES AND OPERATING INCOME. Net revenues decreased 4.5% for the six months ended May 31, 1999 to $38.2 million compared to $40.0 million for the corresponding period of the prior year. The decrease in revenues is primarily attributable to decreased casino revenue of 10.4% and decreased retail revenue of 7.3%. Operating income decreased 78.2% for the six months ended May 31, 1999 to $1.6 million compared to $7.5 million for the corresponding period of the prior year, primarily as a result of the write off of $4.5 million in pre-opening expenses and the decreased revenues.

CASINO. Casino revenues decreased 10.4% for the six months ended May 31, 1999 to $17.7 million compared to $19.8 million for the corresponding period of the prior year. The decrease is primarily due to decreased table game revenue to $11.1 million from $11.8 million and decreased slot revenue to $6.4 million compared to $7.6 million for the corresponding period of the prior year. Table games revenue decreased directly as a result of lower hold percentage of 13.9% compared to 17.2% in the corresponding period of the prior year. Table games drop increased 15.5% to $79.4 million compared to $68.7 million for the corresponding period in the prior year due to the increase in the number of table games. Management believes slot revenues decreased as a result of the opening of new casinos in Las Vegas coupled with the construction disruption and lack of amenities (primarily restaurants) prior to the Expansion. Casino departmental income decreased 19.1% for the six months ended May 31, 1999 to $8.1 million from $10.0 million, primarily as a result of the decreased revenues. Casino departmental income as a percentage of casino revenues decreased to 45.8% in 1999 from 50.7% in 1998, primarily as a result of the decreased revenues.

LODGING. Lodging revenues increased 8.2% for the six months ended May 31, 1999 to $7.1 million from $6.6 million for the corresponding period of the prior year. The increase is primarily attributed to revenue generated from the additional 318 hotel rooms which were open from May 10, 1999 through the end of the period. The ADR for the six months ended May 31, 1999 was $100.56, up 1.7% from $98.87 for the corresponding period of the prior year. Hotel occupancy was 95.2%, down from 100%. Lodging departmental income increased 8.8% for the six months ended May 31, 1999 to $5.0 million from $4.6 million primarily as a result of the increased revenues. Lodging departmental income as a percentage of Lodging revenues increased to 70.5% in 1999 from 70.1% in 1998.

FOOD AND BEVERAGE. Food and Beverage revenues increased 1.8% for the six months ended May 31, 1999 to $9.4 million from $9.3 million for the corresponding period of the prior year. The increase was related to revenues from the new restaurants which opened during May 1999. Food and Beverage departmental income decreased 11.9% for the six months ended May 31, 1999 to $3.4 million from $3.9 million, as a result of increased costs associated with operating the new restaurants coupled with a decrease in higher margin banquet business. Food and Beverage departmental income as a percentage of revenues dropped to 36.0% in 1999 from 41.6% in 1998, primarily as a result of the increased operating costs.

RETAIL. Retail revenues decreased 7.3% for the six months ended May 31, 1999 to $5.9 million from $6.4 million for the corresponding period of the prior year. Management believes the decrease is primarily attributable to a diluted retail market from increased retail competition coupled with the construction disruption. Retail departmental income decreased 5.0% for the six months ended May 31, 1999 to $3.2 million from $3.4 million, as a result of the decreased revenues. Retail departmental income as a percentage of Retail revenues increased slightly to 54.2% in 1999 from 52.9% in 1998, as a result of managing retail expenses to the reduction in revenues.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, General and Administrative expenses decreased 13.6% for the six months ended May 31, 1999 to $7.8 million from $9.2 million for the corresponding period of the prior year. The decrease is primarily attributable to the costs associated with hosting The Rolling Stones event of approximately $1.1 million during the first quarter of 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and Amortization expense increased to $3.2 million for the six months ended May 31, 1999 from $2.8 million for the corresponding period of the prior year.

PRE-OPENING EXPENSE. The Company recorded a pre-opening expense of $4.5 million associated with the opening of the Expansion during the second quarter of 1999.

NET INTEREST EXPENSE. Net Interest Expense remained at $5.2 million for the six months ended May 31, 1999.

INCOME TAXES. No income tax benefit was recorded in the quarter ended May 31, 1999, as a valuation allowance has been established due to the Company's accumulated losses.

EXTRAORDINARY LOSS. In connection with securing expansion financing on March 23, 1998, the Company wrote off $3.5 million in unamortized loan fee costs associated with the retirement of the Prior Credit Facility for the quarter ended May 31, 1998.

NET INCOME. As a result of the factors described above, the Company recorded a net loss for the six months ended May 31, 1999 of $3.6 million compared to net loss of $0.7 million for the corresponding period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES


     For the six months ended May 31, 1999, the Company's principal source of funds was net financing activities of approximately $55.0 million. The primary use of funds was the payment of expansion and maintenance capital expenditures of $56.5 million. As of May 31, 1999 the Company had cash and cash equivalents of $4.6 million. The Company believes that its current cash balances, funds available ($11.5 million) under the $77.0 million New Credit Facility, cash flow from operations, and other sources of cash will be sufficient to provide operating liquidity. However, no assurances can be given with respect to the availability or sufficiency of such amounts.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On January 5, 1998, Hard Rock Cafe International (USA) Inc. (f/k/a Rank Licensing, Inc.), a subsidiary of Rank International plc, (the "Plaintiff"), filed an amended complaint in the United States District Court for the Southern District of New York against Peter A. Morton and the Company. The Plaintiff contends that the reservation and use by Mr. Morton and the Company of the internet domain names "hardrock.com" and "hardrockhotel.com" (the "Domain Names"), and the use of certain marks and logos (the "Logos") in, and in connection with merchandise offered on, internet websites operated under the Domain Names, violate terms of certain agreements with Mr. Morton and Federal and state trademark and unfair competition law. The Plaintiff seeks an injunction against the use of the Domain Names and the Logos by Mr. Morton and the Company, an order requiring Mr. Morton and the Company to assign the Domain Names to the Plaintiff, and over $100 million in damages. During the course of litigation, Mr. Morton and the Company transferred the domain name "hardrock.com" to the Plaintiff. On June 1, 1999, the court issued a ruling that the Company owes no money damages, the Company can continue to use the domain name "hardrockhotel.com," and that the Company can use the Logos in connection with merchandising within designated territories if it can demonstrate to the Court its ability to do so without doing so in restricted territories. The Company has ceased using the Logos in connection with internet merchandising while it seeks to have the territorial limitation removed. Through May 31, 1999, the Company has incurred $1.5 million in legal fees in defense of this suit which was charged to general and administrative expenses on the Statement of Operations during fiscal year 1998.

     Additionally, the Company is a defendant in various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of any such litigation, in the aggregate, will have a material adverse effect on the Company.

ITEM 6.  EXHIBITS

Exhibit
Number            Description
------            -----------
     3.   CERTIFICATE OF INCORPORATION AND BY-LAWS

     3.1  Second Amended and Restated Certificate of Incorporation of the
          Company. (1)

     3.2  Second Amended and Restated By-Laws of the Company. (1)

     4.   INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING
          INDENTURES.

     4.1  Letter, dated April 8, 1999, from Peter A. Morton, as Completion
          Guarantor, to Bank of America National Trust and Savings Association, as Administrative Agent, and U.S. Bank Trust National Association, as
          Trustee.

     10.  MATERIAL CONTRACTS.

     10.1 Amendment No. 2 to Loan Agreement, dated as of April 8, 1999, and entered into with reference to the Loan Agreement, dated as of March
          23, 1998, by and among the Company, as Borrower, the Lenders party thereto and Bank of America National Trust and Savings Association, as
          Agent.

     10.2 Amendment No. 1 to Make Well Agreement, dated as of April 8, 1999, and entered into with reference to the Make Well Agreement, dated as of March 23, 1998, by and between Peter A. Morton in favor of Bank of America National Trust and Savings Association, as Agent, for the benefit of the Lenders party to the Loan Agreement, dated as of March 23, 1998.

     27.  FINANCIAL DATA SCHEDULE.

     27.1 Financial Data Schedule for three-months and six-months ended May 31,
          1998 and 1999.

(1) Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 21, 1998 (File No. 333-53211).

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

                                      HARD ROCK HOTEL, INC.

Date:  July 15, 1999                  By:  /s/ GARY SELESNER
                                      -------------------------------------
                                      Gary Selesner
                                      DULY AUTHORIZED OFFICER

                                      /s/ JOSEPH DWYER
                                      -------------------------------------
                                      Joseph Dwyer
                                      CONTROLLER (PRINCIPAL FINANCIAL OFFICER)