Form 10-Q
period 1999-08-31
HARD ROCK HOTEL INC
filed 1999-10-15
CIK 1059744

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended August 31, 1999

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

Common Stock outstanding by class as of August 31, 1999

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

                                HARD ROCK HOTEL, INC.

                                        INDEX


Part I:   Financial Information

Item 1:   Financial Statements

          Balance Sheets as of November 30, 1998 and August 31, 1999 (unaudited) . . . . 1

          Unaudited Statements of Operations for the three-months and nine-months ended
          August 31, 1998 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

          Unaudited Statements of Cash Flows for the nine-months ended August 31,
          1998 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

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

Part II:  Other Information

Item 1:   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

Item 6:   Exhibits and Reports on Form 8-k . . . . . . . . . . . . . . . . . . . . . . .10

          (a) Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

          (b) Reports on Form 8-k
              None

                                             HARD ROCK HOTEL, INC.
                                                BALANCE SHEETS
                                                  (UNAUDITED)

                                                                                         HARD ROCK HOTEL, INC.
                                                                                            BALANCE SHEETS

                                                                                ---------------------------------------
                                                                                November 30, 1998       August 31, 1999
                                                                                ---------------------------------------
                                                                                                           (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $      4,567,535        $     4,424,507
  Accounts receivable, net of allowance for doubtful accounts of
    $200,000 at November 30, 1998 and $295,000 at August 31, 1999                      3,274,644              3,288,879
  Income tax refund receivable                                                           194,237                      -
  Inventories                                                                          1,208,126              1,303,404
  Prepaid and other current assets                                                     1,480,469              1,621,319
  Deferred income taxes                                                                  764,740                764,740
                                                                                ---------------------------------------
Total Current Assets                                                                  11,489,751             11,402,849

Property and equipment, net, at cost                                                 123,884,994            185,038,117
Other assets, including pre-opening costs of $843,000 at
  November 30, 1998                                                                    7,018,798              6,112,331
Deferred income taxes                                                                  2,728,603              2,728,603
                                                                                ---------------------------------------
Total Assets                                                                    $    145,122,146        $   205,281,900
                                                                                =======================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                     2,738,194              3,793,838
  Construction related payables                                                       13,000,218              9,354,095
  Accrued expenses                                                                     4,473,594              5,757,197
  Interest payable                                                                     1,984,543              5,329,524
  Current obligations under capital leases                                               105,861                103,311
  Long-term debt due within one year                                                           -              7,425,000
                                                                                ---------------------------------------
Total current liabilities                                                       $     22,302,410        $    31,762,965

Deferred income taxes                                                                  3,493,343              3,493,343
Obligations under capital leases                                                          93,452                 12,493
Long-term debt due after one year                                                    130,500,000            187,075,000

Commitments and contingencies                                                                  -                      -

Redeemable common stock, no par value                                                    325,000                300,000

Shareholders' deficit:
  Common stock, Class A voting, no par value:
    Authorized shares -- 40,000
    Issued and outstanding shares -- 12,000                                                    -                      -
  Common stock, Class B non-voting, no par value:
    Authorized shares -- 160,000
    Issued and outstanding shares -- 64,023                                                    -                      -
  Preferred Stock, 9 1/4% Series A Cummulative, no par value:
    Authorized shares -- 40,000
    Issued and outstanding shares -- 2,500                                                     -                      -
  Paid-in capital                                                                      7,508,250             10,008,250
  Accumulated deficit                                                                (19,100,309)           (27,370,151)
                                                                                ---------------------------------------
Total shareholders' deficit                                                          (11,592,059)           (17,361,901)
                                                                                ---------------------------------------
Total liabilities and shareholders' deficit                                     $    145,122,146        $   205,281,900
                                                                                =======================================

                             See accompanying notes

                                             HARD ROCK HOTEL, INC.
                                           STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                          Three months ended August 31,           Nine months ended August 31,
                                                         -------------------------------------------------------------------------
                                                             1998               1999                1998                1999
                                                         -------------------------------------------------------------------------
REVENUES:
  Casino                                                 $   7,697,599      $   8,846,485       $   27,479,244      $   26,578,417
  Lodging                                                    3,095,411          5,620,310            9,675,769          12,737,349
  Food and beverage                                          5,163,461          7,169,227           14,434,837          16,604,298
  Retail                                                     2,626,360          2,686,148            9,033,669           8,624,356
  Other income                                                 512,210          2,011,550            1,682,652           3,205,270
                                                         -------------------------------------------------------------------------
                                                            19,095,041         26,333,720           62,306,171          67,749,690
  Less complimentaries                                      (1,451,104)        (2,380,658)          (4,659,356)         (5,607,045)
                                                         -------------------------------------------------------------------------
Net Revenues                                                17,643,937         23,953,062           57,646,815          62,142,645

Costs and expenses:
  Casino                                                     4,323,946          5,953,320           14,071,531          15,563,816
  Lodging                                                    1,050,652          1,571,964            3,019,129           3,672,555
  Food and beverage                                          3,157,237          4,752,697            8,569,324          10,788,660
  Retail                                                     1,238,987          1,238,893            4,258,811           3,959,974
  Other                                                        291,259            823,268              727,408           1,384,632
  Marketing                                                  1,015,547          1,476,169            3,661,668           2,599,833
  General and administrative, including
    $1.5 million in non-recurring legal fees
    in the three and nine months ended
    August 31, 1998                                          4,752,117          4,255,582           11,178,434          10,972,604
  Depreciation and amortization                              1,452,298          3,359,623            4,257,708           6,524,064
  Pre-opening                                                        -            525,246                    -           5,038,095
                                                         -------------------------------------------------------------------------
Total costs and expenses                                    17,282,043         23,956,762           49,744,013          60,504,233
                                                         -------------------------------------------------------------------------
Income (loss) from operations                                  361,894             (3,700)           7,902,802           1,638,412

Interest and other:
  Interest expense, net                                     (2,825,662)        (4,632,827)          (8,042,500)         (9,880,700)
  Other expenses, net                                                -             (5,659)                   -             (27,554)
                                                         -------------------------------------------------------------------------
                                                            (2,825,662)        (4,638,486)          (8,042,500)         (9,908,254)
                                                         -------------------------------------------------------------------------

Loss before extraordinary loss and
provision for income taxes                                  (2,463,768)        (4,642,186)            (139,698)         (8,269,842)

Income tax (provision) benefit                                 823,000                  -              (13,000)                  -
                                                         -------------------------------------------------------------------------
Loss before extraordinary loss                              (1,640,768)        (4,642,186)            (152,698)         (8,269,842)
Extraordinary loss-early extinguishment
of debt - net of taxes                                               -                  -           (2,210,777)                  -
                                                         -------------------------------------------------------------------------
Net loss                                                 $  (1,640,768)     $  (4,642,186)      $   (2,363,475)     $   (8,269,842)
                                                         =========================================================================

Net loss per share                                       $      (21.58)     $      (61.06)      $       (31.09)     $      (108.78)
                                                         =========================================================================

Shares used in per share calculation                            76,023             76,023               76,023              76,023
                                                         =========================================================================

                             See accompanying notes

                                             HARD ROCK HOTEL, INC.
                                           STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                    Nine months ended August 31,
                                                                   -------------------------------
                                                                       1998                1999
                                                                   -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (2,363,475)      $ (8,269,842)
Adjustmets to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                                     4,257,708          6,524,064
    Amortization of loan fees                                           478,048            596,467
    Issuance of common stock as compensation                            225,000            (25,000)
    Early extinguishment of debt                                      3,495,777                  -
    Changes in operating assets and liabilities:
      Accounts receivable                                              (179,136)           (14,235)
      Income tax refund receivable                                   (1,272,000)           194,237
      Inventories                                                        12,204            (95,278)
      Prepaid and other current assets                                 (532,893)          (140,850)
      Accounts payable                                                  825,895          1,055,644
      Interest payable                                                4,917,833          3,344,981
      Accrued expenses                                               (1,026,340)         1,283,603
                                                                   -------------------------------
Net cash provided by operating activities                             8,838,621          4,453,791

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                 (15,629,917)       (67,519,676)
Construction related payables, net                                            -         (3,646,123)
Change in advances due to related parties                              (470,234)                 -
Decrease in other assets                                                 13,624            152,489
                                                                   -------------------------------
Net cash used in investing activities                               (16,086,527)       (71,013,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                                      120,000,000         64,000,000
Incurrence of loan fees on Prior Credit Facility                     (5,424,185)                 -
Principal payments on long-term debt                               (105,700,000)                 -
Payments on capital lease obligations                                   (85,626)           (83,509)
Issuance of Preferred Stock                                                   -          2,500,000
                                                                   -------------------------------
Net cash provided by financing activities                             8,790,189         66,416,491
                                                                   -------------------------------
Net increase in cash and cash equivalents                             1,542,283           (143,028)
Cash and cash equivalents at beginning of period                      4,214,081          4,567,535
                                                                   -------------------------------
Cash and cash equivalents at end of period                         $  5,756,364       $  4,424,507
                                                                   ===============================

                             See accompanying notes

                              HARD ROCK HOTEL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 AUGUST 31, 1999


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Hard Rock Hotel, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending November 30, 1999. The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended November 30, 1998.

2.       THE EXPANDED FACILITY

         In connection with the expansion of the Company's facilities, the Company incurred approximately $100.0 million of capital expenditures through August 31, 1999. The Company completed the expansion, and the expanded facilities opened in May 1999. Capitalized interest of approximately $3.1 million is included in this amount.

3.       LONG TERM DEBT

         At August 31, 1999, the Company had $120.0 million outstanding in Senior Subordinated Notes and $74.5 million outstanding on a $77.0 million revolving credit line, which line was increased from $67.0 million at February 28, 1999. Borrowings against the line of credit may require repayments beginning in February 2000.

4.       PRE-OPENING EXPENSES

         The Company incurred $5 million in pre-opening expenses associated with the Expansion. The Company wrote off $4.5 million and $0.5 million during the quarters ended May 31, 1999 and August 31, 1999, respectively.

5.       SALE OF PREFERRED STOCK

         The Company has sold $2.5 million aggregate liquidation preference of its 9 1/4% Series A Cumulative Preferred Stock to Peter A. Morton, as of August 31, 1999. Additionally, the Company has sold Mr. Morton $5.5 million aggregate liquidation preference of the preferred stock since September 1, 1999, and expects to sell an additional $20 million of preferred stock before the end of the year. The terms of the additional preferred stock have not yet been determined.

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

OVERVIEW

Hard Rock Hotel, Inc.'s (the "Company") sole business is the operation of the Hard Rock Hotel and Casino in Las Vegas, Nevada, which commenced operations on March 9, 1995.

During the month of May 1999, the Company completed construction of its expansion of the resort (the "Expansion"). The Expansion included 318 additional rooms, 4 new restaurants, 6,000 square feet of ballroom/banquet facilities, new retail space, an 8,000 square foot spa/salon/fitness center and a significantly enlarged swimming pool area featuring, among other things, swim-up blackjack.

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

         STATE OF READINESS

As part of the buyout of Harveys' Casino Resorts 40% share of the Company, in October 1997, the Company was required to or did replace most of its hardware and software including the three most critical systems:

         - the property management system which is used in the hotel to check guests in and out,
         - the casino system which is used to control and account for table games, slots and the casino cage, and
         - the back office systems which are used for accounting, payroll and inventory control.

During this process, management verified that all the purchased hardware and software related to these systems will not suffer Year 2000 Issue related malfunctions.

The Company has verified that its remaining information technology systems and other relevant systems will function properly during and after the year 2000 by:

         - identifying all systems or equipment potentially impacted by the Year 2000 Issue,
         - testing/certifying those systems' ability to operate in a post-1999 environment and
         - re-programming or replacing systems or equipment that might have malfunctioned due to the Year 2000 Issue.

The Company inventoried substantially all of its information technology systems and other relevant systems. The results of this process indicate that the Year 2000 Issue should not materially affect the Company's information technology systems and other relevant systems. The remaining steps in the Company's plan for the year 2000 include continued testing of selected systems/equipment to minimize all Year 2000 Issue related problems. Management believes that the cost of its Year 2000 Issue identification, testing and remediation will not have a material impact on the Company's financial statements.

The Company has contacted its significant vendors and service providers to determine the extent to which the Year 2000 Issue will affect their ability to continue to supply the Company with goods and services. Based on the goods (primarily food, beverage and retail items) purchased by the Company, the Company does not expect the Year 2000 Issue to have a material impact on its vendors or its service providers.

         RISK AND CONTINGENCY PLAN

Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. The most likely worst case scenarios would include failure of a computer system or equipment resulting in termination of or diminished service to customers. If the Company's vendors or suppliers of the Company's necessary power, gas, water, and telecommunications services fail, the Company would be unable to provide certain services to its customers. In addition, disruptions in the economy resulting from the Year 2000 Issue could materially affect the Company.

The Company maintains contingency plans in its normal course of business designed to be deployed in the event of various potential business interruptions. These generally include manual workarounds and adjusting staffing. The Company will continue to evaluate the status of its program for addressing the Year 2000 Issue and adjust its contingency plans if necessary.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements herein constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity, capital expenditures and capital resources. Although management believes that the expectations in such forward-looking statements are reasonable, it can give no assurance that any forward looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, competition in Las Vegas, government regulation related to the gaming industry, uncertainty of casino customer spending and vacationing in casino resorts in Las Vegas, occupancy rates and average room rates in Las Vegas, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure improvements in Las Vegas, the ability of the Company to issue an additional $20 million aggregate liquidation preference of preferred stock on favorable terms, or at all, and general economic and business conditions that may affect levels of disposable income and pricing of hotel rooms. For more information regarding risks inherent in an investment in the Company, see the section "Business - Risk Factors" in our annual Report on Form 10-K filed on February 26, 1999.

MANAGEMENT CHANGES

During the month of August 1999, Jonathan Swain was appointed to the position of Senior Vice President and General Manager of the Company. Mr. Swain was previously employed by Aztar Corporation from 1995 to 1999, most recently as President of the Tropicana Hotel and Casino in Las Vegas. From 1993 to 1995, Mr. Swain served as Vice President of Marketing for Trump Taj Mahal in New Jersey.

During the month of May 1999, Rick Richards was appointed to the position of Vice President - Casino Operations. Mr. Richards was a Branch Manager for Hilton National Marketing from 1997 to 1999, and Vice President and Assistant General Manager of Players Island in Lake Charles, Louisiana from 1996 to 1997. From 1981 to 1997, Mr. Richards served in various casino management positions for Station Casinos, Inc., Bally's Las Vegas, Caesars Palace, and Boyd Gaming.

During the month of July 1999, Tjeerd R. Brink was appointed to the position of Vice President and Chief Financial Officer of the Company. Mr. Brink held the same position for The Fremont Street Experience, LLC from 1997 to 1999. Prior to 1997, he worked for five years for Bennett Industries, LLC (the private holding company for

William G. Bennett, former majority owner of Circus Circus Enterprises Inc., now called Mandalay Resort Group), three years for Caesars Palace and two years for Arthur Andersen, LLP.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1999 AND 1998

NET REVENUES AND OPERATING INCOME. Net revenues increased 35.8% for the three months ended August 31, 1999 to $24.0 million compared to $17.6 million for the corresponding period of the prior year. The increase in revenues is attributable to increased hotel revenue of $2.5 million, or 81.6%, food and beverage revenue of $2.0 million, or 38.8%, casino revenue of $1.1 million, or 14.9%, and other income of $1.5 million, or 293%. Operating income decreased 101.0% for the three months ended August 31, 1999 to an approximate break even point compared to an operating profit of $0.4 million for the corresponding period of the prior year, primarily as a result of increased depreciation of $1.9 million and the write off of $0.5 million in pre-opening expenses.

CASINO. Casino revenues increased 14.9% for the three months ended August 31, 1999 to $8.8 million compared to $7.7 million for the corresponding period of the prior year. The increase is primarily due to an increase in table games revenue of $0.9 million to $5.3 million compared to $4.3 million for the corresponding period of the prior year, and an increase in slot revenue of $0.2 million to $3.5 million compared to $3.3 million for the corresponding period of the prior year. Table games drop increased 49.7% to $45.7 million, compared to $30.5 million for the corresponding period of the prior year primarily due to the increased number of table games. Table games hold percentage decreased 2.7% to 11.5% compared to 14.2% in the corresponding period of the prior year. Table games revenue increased 21.6%, as a result of the increase in the number of table games offset by the decrease in the hold percentage. Slot coin in increased 14.0% to $77.6 million compared to $68.1 million for the corresponding period of the prior year. Casino departmental income decreased 14.2% for the three months ended August 31, 1999 to $2.9 million from $3.4 million, primarily as a result of the decreased hold percentage. Casino departmental income as a percentage of casino revenues decreased to 32.7% in 1999 from 43.8% in 1998, primarily as a result of the decreased hold percentage.

LODGING. Lodging revenues increased 81.6% for the three months ended August 31, 1999 to $5.6 million from $3.1 million for the corresponding period of the prior year. The increase is primarily attributed to revenue generated from the additional 318 hotel rooms in service as a result of the Expansion. The average daily room rate ("ADR") for the three months ended August 31, 1999 was $89.28, down 2.6% from $91.58 for the corresponding period of the prior year. Hotel occupancy was 96.9%, down from 100%. Lodging departmental income increased 98.0% for the three months ended August 31, 1999 to $4.0 million from $2.0 million, primarily as a result of the increased number of rooms. Lodging departmental income as a percentage of lodging revenues increased to 72.0% in 1999 from 66.1% in 1998.

FOOD AND BEVERAGE. Food and Beverage revenues increased 38.8% for the three months ended August 31, 1999 to $7.2 million from $5.2 million for the corresponding period of the prior year. The increase was primarily due to revenues from the new restaurants opened in conjunction with the Expansion. Food and Beverage departmental income increased 20.5% for the three months ended August 31, 1999 to $2.4 million from $2.0 million. Food and Beverage departmental income as a percentage of revenues dropped to 33.7% in 1999 from 38.9% in 1998, primarily as a result of higher operating costs.

RETAIL. Retail revenues increased 2.3% for the three months ended August 31, 1999 to $2.7 million from $2.6 million for the corresponding period of the prior year. Retail departmental income increased 4.3% for the three months ended August 31, 1999 to $1.4 million. Retail departmental income as a percentage of Retail revenues increased slightly to 53.9% in 1999 from 52.8% in 1998.

OTHER INCOME. Other income increased 292.7%, for the three months ended August 31, 1999 to $2.0 million from $0.5 million for the corresponding period of the prior year. The increase is partially due to the opening of the new facilities, including the Athletic Club and the Cigar Shop, which had combined revenues for the three months ended August 31, 1999 of $0.4 million. Revenues for the Sundry Store increased to 0.5 million from $0.3 million for the corresponding period of the prior year. Additionally, the Company recorded $0.7 million revenue for chip float, representing commemorative chips in public circulation management believes will never be redeemed.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, General and Administrative expenses decreased 0.6% for the three months ended August 31, 1999 to $5.7 million from $5.8 million for the corresponding period of the prior year. The prior year period included the incurrence of $1.5 million in legal fees associated with the Rank lawsuit. Other marketing, general and administrative expenses increased $1.5 million compared to the prior year, and management attributes the increase to costs associated with maintaining a larger facility.

DEPRECIATION AND AMORTIZATION. Depreciation and Amortization expense increased to $3.4 million for the three months ended August 31, 1999 from $1.5 million for the corresponding period of the prior year, primarily due to the increased capital expenditures associated with the Expansion.

PRE-OPENING EXPENSE. The Company recorded a pre-opening expense of $0.5 million for the three months ended August 31, 1999 associated with the opening of the Expansion during the second quarter of 1999.

NET INTEREST EXPENSE. Net Interest Expense increased to $4.6 million for the three months ended August 31, 1999 from $2.8 million for the corresponding period of the prior year. The increase is attributed to the increase in borrowings associated with the Expansion.

INCOME TAXES. No income tax benefit was recorded in the quarter ended August 31, 1999, because a valuation allowance has been established as a result of the Company's accumulated losses.

NET INCOME. As a result of the factors described above, the Company recorded a net loss for the three months ended August 31, 1999 of $4.6 million compared to a net loss of $1.6 million for the corresponding period of the prior year.

NINE MONTHS ENDED AUGUST 31, 1999 AND 1998

NET REVENUES AND OPERATING INCOME. Net revenues increased 7.8% for the nine months ended August 31, 1999 to $62.1 million compared to $57.6 million for the corresponding period of the prior year. The increase in revenues is primarily attributable to increased hotel revenue of $3.1 million, or 31.6%, and increased food and beverage revenue of $2.2 million, or 15.0%. Operating income decreased 79.3% for the nine months ended August 31, 1999 to $1.6 million compared to $7.9 million for the corresponding period of the prior year, primarily as a result of the write off of $5.0 million in pre-opening expenses and increased depreciation of $2.3 million.

CASINO. Casino revenues decreased 3.3% for the nine months ended August 31, 1999 to $26.6 million compared to $27.5 million for the corresponding period of the prior year. The decrease is primarily due to decreased slot revenue of $9.9 million compared to $11.0 million for the corresponding period of the prior year. Slot coin in decreased 2.8% to $205.2 compared to $211.0 million for the corresponding period in the prior year. Table games revenue increased 1.0% to $16.3 million from $16.1 million. Table games drop increased 26.0% to $125.1 million compared to $99.2 million for the corresponding period in the prior year, primarily due to the increase in the number of table games. Table games revenue did not increase proportionately to table games drop primarily as a result of lower hold percentage of 13.0% compared to 16.3% in the corresponding period of the prior year. Management believes slot revenues decreased as a result of the opening of new casinos in Las Vegas coupled with the construction disruption associated with the Expansion during the first half of the year and lack of amenities (primarily restaurants) prior to the Expansion. After the expanded facilities opened, slot revenue and coin in improved compared to the corresponding period in the prior year. Casino departmental income decreased 17.8% for the nine months ended August 31, 1999 to $11.0 million from $13.4 million, primarily as a result of the decreased hold percentage. Casino departmental income as a percentage of casino revenues decreased to 41.4% in 1999 from 48.8% in 1998, primarily as a result of the decreased hold percentage.

LODGING. Lodging revenues increased 31.6% for the nine months ended August 31, 1999 to $12.7 million from $9.7 million for the corresponding period of the prior year. The increase is primarily attributed to revenue generated from the additional 318 hotel rooms placed in service in May 1999 . The ADR for the nine months ended August 31, 1999 was $95.04, down 1.5% from $96.53 for the corresponding period of the prior year. Hotel occupancy was 96.2%, down from 100%. Lodging departmental income increased 36.2% for the nine months ended August 31, 1999 to $9.1 million from $6.7 million primarily as a result of the Expansion. Lodging departmental income as a percentage of Lodging revenues increased to 71.2% in 1999 from 68.8% in 1998.

FOOD AND BEVERAGE. Food and Beverage revenues increased 15.0% for the nine months ended August 31, 1999 to $16.6 million from $14.4 million for the corresponding period of the prior year. The increase was related to revenues from the new restaurants, which opened during May 1999. Food and Beverage departmental income decreased 0.9% for the nine months ended August 31, 1999 to $5.8 million from $5.9 million, as a result of increased costs associated with operating the new restaurants. Food and Beverage departmental income as a percentage of revenues dropped to 35.0% in 1999 from 40.6% in 1998, primarily as a result of the increased operating costs.

RETAIL. Retail revenues decreased 4.5% for the nine months ended August 31, 1999 to $8.6 million from $9.0 million for the corresponding period of the prior year. Management believes the decrease is primarily attributable to a diluted retail market from increased retail competition coupled with construction disruption associated with the Expansion during the first half of the year. Retail departmental income decreased 2.3% for the nine months ended August 31, 1999 to $4.7 million from $4.8 million, as a result of the decreased revenues. Retail departmental income as a percentage of Retail revenues increased slightly to 54.1% in 1999 from 52.9% in 1998.

OTHER INCOME. Other income increased 90.5%, for the nine months ended August 31, 1999 to $3.2 million from $1.7 million for the corresponding period of the prior year. The increase is partially due to the opening of the new facilities, including the Athletic Club and the Cigar Shop, which had combined revenues for the nine months ended August 31, 1999 of $0.7 million. Revenues for the Sundry Store increased to 1.2 million from $0.8 million for the corresponding period of the prior year. Additionally, the Company recorded $0.7 million revenue for chip float compared to $0.4 million for the corresponding period of the prior year, representing commemorative chips in public circulation management believes will never be redeemed.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, General and Administrative expenses decreased 8.5% for the nine months ended August 31, 1999 to $13.6 million from $14.8 million for the corresponding period of the prior year. The decrease is primarily attributable to the costs associated with hosting The Rolling Stones event of approximately $1.1 million during the first quarter of 1998 and the cost incurred in the prior year of $1.5 million associated with the Rank lawsuit, offset by increased costs in the current year associated with maintaining a larger facility.

DEPRECIATION AND AMORTIZATION. Depreciation and Amortization expense increased to $6.5 million for the nine months ended August 31, 1999 from $4.3 million for the corresponding period of the prior year, primarily due to the increased capital expenditures associated with Expansion.

PRE-OPENING EXPENSE. The Company recorded a pre-opening expense of $5.0 million during the nine months ended August 31, 1999, associated with the opening of the Expansion during the quarter ended May 31, 1999.

NET INTEREST EXPENSE. Net Interest Expense increased to $9.9 million for the nine months ended August 31, 1999 compared to $8.0 million for the corresponding period of the prior year. The increase is due to the increase in borrowings associated with the Expansion.

INCOME TAXES. No income tax benefit was recorded in the nine months ended August 31, 1999, because a valuation allowance has been established due to the Company's accumulated losses.

EXTRAORDINARY LOSS. In connection with securing expansion financing on March 23, 1998, the Company wrote off $3.5 million in unamortized loan fee costs and recognized an extraordinary loss of $2.2 million associated with the retirement of the Prior Credit Facility for the quarter ended May 31, 1998.

NET INCOME. As a result of the factors described above, the Company recorded a net loss for the nine months ended August 31, 1999 of $8.3 million compared to net loss of $2.4 million for the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended August 31, 1999, the Company's principal source of funds was net financing activities of approximately $66.4 million. The primary use of funds was the payment of expansion and maintenance capital expenditures of $71.0 million. Cash provided by operating activities for the nine months ended August 31, 1999 decreased to $4.5 million from $8.8 million for the corresponding period of the prior year as a result of a net loss of $8.3 million offset by depreciation and amortization of $6.5 million and other various changes in operating asset and liability accounts. As of August 31, 1999 the Company had cash and cash equivalents of $4.4 million. The Company believes that its current cash balances, funds available ($2.5 million) under the $77.0 million New Credit Facility, cash proceeds from the issuance of additional shares of preferred stock, cash flow from operations, and other sources of cash will be sufficient to provide operating liquidity. However, no assurances can be given with respect to the availability or sufficiency of such amounts.

         The Company sold $8.0 million aggregate liquidation preference of its 9 1/4% Series A Cumulative Preferred Stock (the "Series A Preferred") (of which $2.5 million was sold by August 31, 1999) to Peter A. Morton, its President and majority shareholder, and in connection therewith is negotiating with the lenders under the New Credit Facility to obtain certain waivers thereunder to among other things, permit the Company to use the proceeds from such sale to make certain payments in connection with the Expansion. The Series A Preferred pays dividends cumulatively from the date of issue out of funds legally available for that purpose in cash in arrears on November 30 and May 31 of each year commencing on November 30, 1999. Any amounts not paid in cash cumulate and are compounded semi-annually at a rate of 9 1/4% per year until paid. The Series A Preferred matures 91 days following the earlier of either April 1, 2005, or the repayment of the Company's outstanding 9 1/4% Senior Subordinated Notes. Subject to certain conditions, the Company may not redeem the Series A Preferred. The Company expects to issue an additional $20 million aggregate liquidation preference of preferred stock by the end of the year, the proceeds from which would be used to reduce amounts outstanding under the New Credit Facility and for general corporate purposes. The terms of any future issuance have not been finalized.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On January 5, 1998, Hard Rock Cafe International (USA) Inc. (f/k/a Rank Licensing, Inc.), a subsidiary of Rank International plc, (the "Plaintiff"), filed an amended complaint in the United States District Court for the Southern District of New York against Peter A. Morton and the Company. The Plaintiff contends that the reservation and use by Mr. Morton and the Company of the internet domain names "hardrock.com" and "hardrockhotel.com" (the "Domain Names"), and the use of certain marks and logos (the "Logos") in, and in connection with merchandise offered on, internet websites operated under the Domain Names, violate terms of certain agreements with Mr. Morton and Federal and state trademark and unfair competition law. The Plaintiff seeks an injunction against the use of the Domain Names and the Logos by Mr. Morton and the Company, an order requiring Mr. Morton and the Company to assign the Domain Names to the Plaintiff, and over $100 million in damages. During the course of litigation, Mr. Morton and the Company transferred the domain name "hardrock.com" to the Plaintiff. On June 1, 1999, the court issued a ruling that the Company owes no money damages, the Company can continue to use the domain name "hardrockhotel.com," and the Company can use the Logos in connection with merchandising within designated territories. The Company is still seeking to have the territorial limitation removed for certain product sales over the Internet. Through August 31, 1999, the Company has incurred $1.5 million in legal fees in defense of this suit, which was charged to general and administrative expenses on the Statement of Operations during fiscal year 1998.

         On August 27, 1999, Hard Rock Hotel Inc. and Lily Pond Investments, Inc. filed a Complaint for Declaratory Judgment against Gary Selesner in the Eighth Judicial District of Clark County, Nevada, Case No. A407499, based on the termination of Gary Selesner's employment. On September 16, 1999, Gary Selesner filed an Answer and Counterclaim seeking damages alleging breach of contract and breach of implied covenant of good faith and fair dealing. Discovery in this matter is proceeding.

         Additionally, the Company is a defendant in various lawsuits relating to routine matters incidental to its business. Management does not believe that the outcome of any such litigation, in the aggregate, will have a material adverse effect on the Company.

ITEM 6.  EXHIBITS


Exhibit
Number                     Description
-------                    -----------
    3.            CERTIFICATE OF INCORPORATION AND BY-LAWS

    3.1           Second Amended and Restated Articles of Incorporation of the Company. (1)

    3.2           Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

    3.3           Certificate of Designation of 9 1/4% Series A Cumulative Preferred Stock, no par value per share.

    3.4           Second Amended and Restated By-Laws of the Company. (1)

   10.            MATERIAL CONTRACTS.

   10.1           Subscription Agreement for 2,500 shares of 9 1/4% Series A Cumulative Preferred Stock of Hard Rock Hotel,
                  Inc., dated August 31, 1999, between Peter Morton and the Company.



   10.2           Subscription Agreement for 5,500 shares of 9 1/4% Series A Cumulative Preferred Stock of Hard Rock Hotel,
                  Inc., dated October 1, 1999, between Peter Morton and the Company.

   10.3           Employment Agreement, dated August 17, 1999, between the Company and Jonathan Swain.

   10.4           Employment Agreement, dated August 17, 1999, between the Company and Rick Richards.

   27.            FINANCIAL DATA SCHEDULE.

   27.1           Financial Data Schedule for the three months and nine months ended August 31, 1998 and 1999.

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

                                      HARD ROCK HOTEL, INC.

Date:  October 14, 1999               By:  /s/ JONATHAN SWAIN
                                      -------------------------------------
                                      Jonathan Swain
                                      DULY AUTHORIZED OFFICER

                                      /s/ TJEERD BRINK
                                      -------------------------------------
                                      Tjeerd Brink
                                      CHIEF FINANCIAL OFFICER
                                      (PRINCIPAL FINANCIAL OFFICER)