Form 10-K405
period 1999-11-30
HARD ROCK HOTEL INC
filed 2000-02-28
CIK 1059744

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

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999

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

         The number of shares outstanding of the registrant's voting and non-voting common stock, no par value, was 76,023 as of January 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.   BUSINESS

OVERVIEW

         Hard Rock Hotel, Inc. owns and operates the Hard Rock Hotel & Casino in Las Vegas, Nevada, the world's first casino resort with a rock music theme. The Resort, modeled after the highly successful Hard Rock Cafe restaurant chain, is decorated with an extensive collection of rare rock memorabilia and has a distinctive roof top guitar-shaped neon sign that extends 180 feet into the Las Vegas skyline. The original Hard Rock Cafe was co-founded in 1971 by Peter A. Morton, the Company's Chairman, Chief Executive Officer, President, and Secretary, and the "Hard Rock" name has grown to become widely recognized throughout the world.

         During the fiscal year ended November 30, 1999, we completed the expansion of the facilities on our property. The Resort, as expanded, currently consists of:

         -    an eleven-story hotel tower with 657 guest rooms
              (including 63 suites),

         -    a 30,000 square-foot casino,

         -    a 3,600 square-foot retail store,

         - an 11,500 square-foot nightclub, called "Baby's," with a capacity of 800 persons,

         - a 6,000 square-foot banquet facility with a capacity of 390 persons,

         - a live music concert hall, called "The Joint," with a capacity of 2,050 persons,

         - a beach club including an outdoor swimming pool area with a tropical theme,

         -    six restaurants,

         -    four cocktail lounges and

         - an 8,000 square-foot spa/salon/fitness center, called the "Rock Spa."


BUSINESS STRATEGY

         Our business and marketing strategy for the Resort is to create a vibrant and energetic entertainment and gaming environment that primarily appeals to a customer base of youthful individuals. We successfully use the Hard Rock theme, vibrant atmosphere and personalized service to differentiate the facility from the substantially larger "mega resorts" approximately one mile west on the Las Vegas Strip. Key elements of our strategy include the following:

           UNIQUE TARGET CLIENTELE. We have successfully differentiated the Resort in the Las Vegas market by targeting a predominantly youthful and "hip" customer base, which management believes consists primarily of rock music fans and youthful individuals, as well as actors, musicians and other members of the entertainment industry. We believe that these customers form a combined demographic group that is currently underserved by competing facilities.

         "HIP" ENTERTAINMENT. The Joint has hosted numerous famous rock singers and popular music groups, such as Santana, Billy Joel, Sting, Tom Petty, Alanis Morissette, The Cranberries, No Doubt, Black Crows, Steve Winwood, and John Lee Hooker. We believe that the Joint has become a favorite venue for musicians and guests due to its relatively small capacity and intimate atmosphere.

The Resort has also hosted special events such as segments of, and the post awards party for, Major League Baseballs Players Choice Awards, VH-1's Fairway To Heaven, a celebrity golf tournament, and The King of the Beach Invitational, a pro volleyball tournament. We believe that The Joint's concerts and the Resort's special events generate significant worldwide publicity and reinforce the Resort's marquee image and unique position in the Las Vegas marketplace.

         GAMING MIX TARGETED TO CUSTOMER BASE. The Casino currently includes 654 slot machines, 76 table games and a 1,200 square-foot race and sports book. Our target gaming customer has a higher propensity to play table games and we strive to create a fun and enthusiastic gaming environment through the use of music themed gaming chips and playing surfaces and by promoting the interaction between table game dealers and customers. The Casino also features the latest slot machines, some of which reflect the Resort's rock music theme, as well as more traditional machines.

         SIGNIFICANT REVENUE FROM NON-GAMING OPERATIONS. We derive a majority of our revenues from non-gaming operations. Our Hotel, Beach Club, retail, food and beverage, and other operations allow us to market the Resort as a full-service destination resort. Our diversified revenue base allows us to be less dependent on the Casino as a source of revenues and profits, which we believe should result in less volatility in our earnings.

         UNSURPASSED CUSTOMER SERVICE. One of the cornerstones of our business strategy is to provide our customers with an extraordinary level of personal service. Our management trains our employees to interact with guests and continually strives to instill in each employee a dedication to superior service designed to exceed guests' expectations. Mr. Morton is a visible proponent of the Resort's emphasis on customer service and regularly speaks to employees and customers. In addition, Mr. Morton and other members of management personally respond to suggestions made on comment cards placed in each of the Resort's hotel rooms.

LOCATION

         The Resort occupies one of the most highly visible and easily accessible sites in Las Vegas. It is located on approximately 16.7 acres of land near the intersection of Paradise Road and Harmon Avenue, approximately two miles from McCarran International Airport and approximately one mile east of the Strip, the main tourist area in Las Vegas. The Resort represents an attractive alternative for tourists, business travelers and locals who wish to avoid the crowds and congestion of the Strip, while maintaining close and easy access to the Strip. We have agreements with major hotels and casinos and retail establishments pursuant to which shuttle services are provided between such locations and the Resort. The Resort's location is particularly attractive due to its proximity to:

         - a high concentration of popular Las Vegas restaurants and nightclubs,

         -    the Las Vegas Convention Center,

         - the Thomas & Mack Center at the University of Nevada Las Vegas, Las Vegas' primary sporting and special events arena and

         - a number of non-gaming hotels, which have an aggregate of more than 1,000 guest rooms.

THE RESORT

         The Resort currently consists of the Hotel, the Casino, the Retail Store, Baby's Nightclub, the Banquet Facility, The Joint, the Beach Club, six restaurants, four cocktail lounges, and the Rock Spa.

         THE HOTEL. The Hotel's eleven-story tower houses 657 spacious hotel rooms, including 594 guest rooms and 63 suites. The guest rooms and deluxe suites average approximately 500 square feet in size, which is larger than the size of the average Las Vegas hotel room. Consistent with the Resort's distinctive decor, the hotel rooms are stylishly furnished with modern furniture, stainless steel bathroom sinks, leather headboards and black-and-white photos of famous rock musicians. The rooms also include special amenities such as large 27-inch screen televisions, stereo systems and french doors that open to the outdoors. A full-service concierge and 24-hour room service are available to all guests of the Hotel.

         The following table illustrates certain historical information relating to the Hotel for the last three fiscal years:


                                                            1997          1998         1999
                                                            ----          ----         ----
Number of guest rooms..................................      339          339           657

Average occupancy rate.................................     100%          100%         94.5%

Average daily rate (1).................................    $96.36        $97.34       $97.41

-----------------------
(1)  Includes rooms provided on a complimentary basis

         THE CASINO. The innovative, distinctive style of the 30,000 square-foot circular Casino is a major attraction for both Las Vegas visitors and local residents. The Casino is designed with an innovative circular layout around the elevated Center Bar, which allows the Casino's patrons to see and be seen from nearly every area of the Casino. Rock music is played continuously to provide the Casino with an energetic and entertaining, club-like atmosphere. In addition, the Casino promotes a friendly, intimate atmosphere by encouraging its employees to smile at and interact with Casino players. Dealers, for example, are encouraged to "High Five" winning players.

         The Casino houses 76 table games including Blackjack, Craps, Roulette, Caribbean Stud Poker, Baccarat, Mini-Baccarat and Pai-Gow Poker, 654 slot and video poker machines, some of which feature guitar-neck-shaped levers and motorcycle seat-shaped stools, an approximate 1,200 square-foot race and sports book as well as the 2,000 square-foot Center Bar. The Casino also offers patrons other attractions, such as cutting edge slot technology, proprietary slot graphics and distinctive slot signage.

         RETAIL. The Resort's retail operations consist of the Retail Store, a 3,600 square-foot retail shop, located at the Resort, and sales through our Internet web site. Visitors may purchase shirts, hats, pins, golf bags, children's clothing, stationary, leather jackets, collectible pin sets, sundry items and a variety of other merchandise displaying the popular "Hard Rock Hotel" and "HRH" logos from the Retail Store, through the web site and from a sundry store located in the Resort. Our retail operations have been very successful and offer a convenient and inexpensive outlet to market and advertise the "Hard Rock Hotel" trademark and attract other Las Vegas visitors to the Resort. Our in-house design team is responsible for maintaining the consistency of the Resort's image while creating new merchandise to expand and diversify the retail selection.

         BABY'S. Baby's is an approximately 11,500 square-foot facility, with an 800 person capacity, featuring three rooms on two levels, including a sunken dance floor, three bars and state-of-the-art lighting and sound equipment. We fly popular and innovative DJs in from all around the country to provide the proper entertainment to attract our target clientele.

           BANQUET FACILITY. Our new 6,000 square-foot conference center and entertainment area has capacity for 390 persons. The state-of-the-art facility can accommodate one large event/group and has the capability of being separated into three distinct 2,000 square-foot areas. Located adjacent to the Beach Club area, this unique space allows us to capitalize on opportunities to host events that we previously turned away for the lack of a large enough space.

         THE JOINT. As a live music venue with capacity for 2,050 persons, The Joint successfully draws audiences from Las Vegas visitors and from the local Las Vegas population. We believe that as a result of hosting concerts by famous musicians such as Santana, Billy Joel, Sting, Tom Petty, Alanis Morissette, The Cranberries, No Doubt, Black Crows, Steve Winwood, and John Lee Hooker, The Joint has become a premier venue in Las Vegas for live popular music. Some of these performances have been broadcast by Fox Television Network, MTV and VH-1 and are an important part of the Company's marketing strategy not only because they generate publicity for the Resort and attract large audiences to The Joint, but also because they provide an added source of visitors for the Hotel, the Casino, and the Resort's retail and food and beverage operations.

         THE BEACH CLUB. Prior to our expansion, the Beach Club featured a 175-foot long, sand bottomed pool with a waterslide and underwater rock music, which was dubbed "the eighth wonder of Las Vegas" by VOGUE magazine and was recognized in the 1997 LAS VEGAS REVIEW-JOURNAL as the "Best Hotel Pool" in Las Vegas. The Beach Club also included two beaches with white sand imported from Monterey, California, rock outcroppings and two whirlpools. Now, along with an enlarged 300-foot long pool with similar amenities, and a running stream, we have added to the Beach Club such attractions as swim-up blackjack, 18 bar top slot machines, a Beach Club bar and grill, 35 new Tahitian-style private cabanas have been added to supplement the original 18, and a removable dance floor which extends from one of the new beach areas, providing the perfect party space amid thousands of tons of imported sand. The private cabanas include water misters, a refrigerator, a television and (for an additional fee) an on-site massage service.

         FOOD AND BEVERAGE. The Resort offers its patrons a selection of high-quality food and beverages at multiple price points. The Resort's food and beverage operations include six restaurants (AJ's Steakhouse, The Counter, Pink Taco, Mortoni's, Mr. Lucky's, and Nobu), four bars in the Casino (the Las Vegas Lounge, Sports Deluxe, Center Bar, and 10/7 Bar), three bars in The Joint, a bar at the Beach Club and catering service for corporate events, conventions, banquets and parties. AJ's Steakhouse, with seating capacity for approximately 100 persons, is reminiscent of classic steakhouses that reigned in 60's Las Vegas, with an open kitchen, and serves prime Chicago Stockyard beef. The Counter, with seating capacity of approximately 20 persons, is an all-counter seating coffee shop offering guests a breakfast and lunch menu fresh off the grill. Pink Taco, with seating capacity of approximately 150 persons, is a hip authentic Mexican eatery with seasonal outside dining. Mortoni's, an elegant restaurant with seating capacity for approximately 110 persons, serves upscale Italian cuisine. Mr. Lucky's, a 24-hour restaurant with seating capacity for approximately 200 persons, specializes in high-quality, moderately priced American cuisine. Nobu, with seating capacity of approximately 120 persons, is a ground breaking temple of Japanese cuisine with Latin American influences created by Master Chef Nobu Matsuhisa and owned and operated independently of the Resort.

           Both the 1,800 square-foot Las Vegas Lounge and the 1,963 square-foot Center Bar have become popular with both Las Vegas tourists and local residents who are attracted to the Resort's entertainment and vibrant, energetic atmosphere. As a result, these bars frequently reach their service capacity on weekends, holidays and when special events and concerts are held in The Joint or at the Beach Club. In addition, The Joint and the Beach Club offer their customers a limited selection of menu items and beverages.

         THE ROCK SPA. Our new state-of-the-art health club and spa facilities feature amenities such as treadmills, stair-masters, stationary bicycles, CYBEX machines, a variety of free-weights, steam rooms, showers, massage, facial and other personal services. We believe the Rock Spa is a facility suitable for a first-class destination resort.

         BANQUETS AND CORPORATE EVENTS. The Resort hosts a number of corporate events, conventions, banquets and private parties. Past clients include Callaway Golf, ESPN, HBO, VH1, Red Bull, Coors Brewing Co., MCI Worldcom, and Sprint PCS.

Depending upon the size of the event, customers can choose to host their corporate functions, conventions and banquets either indoors, at The Joint or in the Banquet facility, or outdoors, around the swimming pool at the Beach Club. The Resort has also hosted corporate events, conventions and banquets falling in the 100 to 3,000 person range by catering parties, when possible, around the existing pool at the Beach Club.


MARKETING

         Our marketing efforts are targeted at both the visitor market (tourists and business travelers) as well as local patrons. Our marketing department uses both traditional and innovative marketing strategies to promote the "Hard Rock Hotel" and "Hard Rock Casino" trademarks. We employ targeted marketing programs through use of our database, which contains approximately 636,000 names. The Resort is aggressively marketed not only through domestic and international public relations activities, direct mail, print, radio and television advertising, but also through special arrangements with various members of the entertainment industry. For example, for the past three years we have provided a number of rooms for the BILLBOARD Music
Awards televised on Fox Network TV in exchange for frequent media exposure during the telecast. The Resort also hosts many well-publicized and often televised events such as segments of, and the post-awards party for, the Major League Baseballs Players Choice Awards, VH-1's Fairway to Heaven Celebrity Golf Tournament, and the King of the Beach Pro Volleyball Tournament. These types of events are held at the Resort because its stylish and distinctive atmosphere is consistent with the theme of the events. The events, in turn, reinforce the Resort's image as a destination resort among its target clientele. The concerts in The Joint by popular artists, some of which have been televised, are another form of promotional activity that reinforces the Resort's image.

         The Casino marketing staff has developed the Back Stage Pass program for visitors to the Casino. The Back Stage Pass is a casino player tracking card. The program, which is available to all Casino visitors, tracks each patron's gaming record, and based on the level of gaming activity, members may become eligible for discount or complimentary services, invitations to special events and merchandise at the Resort. Every visitor who joins the Back Stage Pass program receives a Six-Pac of coupons redeemable at the Resort. The coupons are redeemable for certain items available at the Resort such as a complimentary shot glass or a reduced weekday room rate.

            Management targets local residents through direct mail advertising as well as through hosting special events and parties specifically geared to the local population. In addition, management believes the off-Strip location and close proximity to a variety of restaurants and nightclubs attracts local residents to the property.

TRADEMARKS

         Hard Rock Hotel-Registered Trademark- and Hard Rock Cafe-Registered Trademark- are registered trademarks of a wholly owned subsidiary of Rank Organization plc. Upon the sale of Mr. Morton's interest in the Hard
Rock Cafes to Rank, in June 1996, Mr. Morton and Rank entered into a trademark licensing agreement pursuant to which Rank granted to Mr. Morton an exclusive, perpetual, royalty-free license (subject to certain termination provisions designed to protect the quality of the trademarks) to use the "Hard Rock Hotel" and "Hard Rock Casino" trademarks in connection with hotel casinos and casinos in the "Morton Territory" areas of the United States west of the Mississippi River plus Illinois and Louisiana, but excluding Texas (other than Houston), and in Australia, Brazil, Israel, Venezuela and metropolitan Vancouver, British Columbia. Mr. Morton has sublicensed to us the right to use the "Hard Rock Hotel" and "Hard Rock Casino" trademarks at the Resort's location in Las Vegas (subject to certain termination provisions designed to protect the quality of the trademarks) for a term lasting as long as we shall have any outstanding indebtedness pursuant to our outstanding 9 1/4% Senior Subordinated Notes due 2005 or our current credit facility.

LAS VEGAS MARKET

         Las Vegas is one of the fastest growing and largest entertainment markets in the United States. For fiscal year 1999, gaming revenues in Clark County reached a new 12-month record of $7.2 billion. The number of visitors traveling to Las Vegas has increased at a steady and significant rate, from
17.2 million visitors in 1988 to a record 33.8 million in 1999, representing a compound annual growth rate of --%. Aggregate expenditures by Las Vegas visitors increased at a compound annual growth rate of --% from $10.0 billion in 1988 to $-- billion in 1999. The number of hotel and motel rooms in Las Vegas increased by approximately 78.5% from 67,391 in 1989 to 120,294 in 1999. We believe that the addition of quality themed hotel casinos and resorts during calendar year 1999, including the Venetian, Paris and Mandalay Bay, will continue to increase visitor traffic to Las Vegas and we will benefit in particular due to our unique niche and proximity to the Strip.

         The following table sets forth certain statistical information for the Las Vegas market for the years 1995 through 1999, as reported by the Las
Vegas Convention and Visitor Authority.


                           LAS VEGAS MARKET STATISTICS


                                                           1995         1996       1997       1998         1999
                                                           ----         ----       ----       ----         ----
Visitor Volume (in thousands).......................      29,002     29,637     30,465       30,605      33,809
Clark County Gaming Revenues (in millions)..........      $5,718     $5,784     $6,152       $6,347       7,209
Hotel/Motel Rooms...................................      90,046     99,072    105,347      109,365     120,294
Airport Passenger Traffic (in thousands)............      28,027     30,460     30,306       30,227      33,669
Convention Attendance (in thousands)................       2,925      3,306      3,519        3,302       3,773


COMPETITION

         The Resort, located less than one mile east of the Strip, competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Strip on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. Currently, there are approximately 28 major gaming properties located on or near the Strip, 13 additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas. Many of the competing properties, such as the Rio, Mandalay Bay, Paris, The Venetian, The Mirage, Treasure Island, Caesar's Place, Luxor, New York-New York, Bellagio and the MGM Grand have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than us and market to the same target demographic group as we do. Furthermore, additional hotel casinos, containing a significant number of hotel rooms, are expected to open in Las Vegas within the next two years. There can be no assurance that the Las Vegas market will continue to grow or that hotel casino resorts will continue to be popular, and a decline or leveling off of the growth or popularity of such facilities would adversely affect our financial condition and results of operations.

         We will also face competition from competing "Hard Rock" hotels and hotel casinos that may be established in jurisdictions other than Las Vegas. We have the exclusive right to use the "Hard Rock Hotel" and "Hard Rock Casino" trademarks only in connection with the Resort in Las Vegas. Mr. Morton holds the exclusive rights to exploit such trademarks in connection with hotel casinos and casinos in other parts of the Morton Territory, and Rank holds such rights in the remainder of the world. Neither Mr. Morton nor Rank may open a hotel/casino or casino using the "Hard Rock" name in Las Vegas. Rank has the right to open hotels (without casinos) using the "Hard Rock" name anywhere outside of the State of Nevada. We have been informed that Rank has opened at least one "Hard Rock" hotel and intends to open several hotel and hotel/casinos using the "Hard Rock" name in jurisdictions both inside and outside the Morton Territory.

         To a lesser extent, the Resort competes with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, and in Atlantic City, New Jersey. The Resort also competes with state-sponsored lotteries, on- and off-track wagering, card parlors, river boat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships and international gaming operations. In 1998, California enacted The Tribal Government Gaming and Economic Self-Sufficiency Act (the "Tribal Act"). The Tribal Act provides a mechanism for federally recognized Native American tribes to conduct certain types of gaming on their land. If the Tribal Act is interpreted to allow a full range of casino type gaming, or if it lifts restrictions currently imposed on tribal gaming, it could cause a material adverse effect on our business and results of operations. Continued proliferation of gaming activities could significantly and adversely affect our business and prospects. See "Risk Factors-Recently Enacted and Possible Legislation."

EMPLOYEES

         As of November 30, 1999, we had approximately 1,191 full-time employees and 278 on-call employees who are employed on an as-needed basis. None of our employees are members of unions; however, various unions have been aggressively soliciting new members in Las Vegas. We cannot assure that one or more unions will not approach our employees. We consider our relations with our employees to be good and have never experienced an organized work stoppage, strike or labor dispute.

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

         The Company is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. No person may become a stockholder of, or receive any percentage of profits from, the Company without first obtaining licenses and approvals from the Nevada Gaming

Authorities. The Company has obtained from the Nevada Gaming Authorities the various approvals, permits and licenses required in order to engage in its current gaming activities in Nevada. The Company has received, subject to certain conditions, all additional approvals, registrations and regulation waivers that were required for the issuance of up to $120,000,000 aggregate principal amount of 9 1/4% Senior Subordinated Notes due 2005.

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

           The Company has established, and will be required to maintain, a Gaming Compliance Program for the purpose of, at a minimum, performing due diligence, determining the suitability of relationships with other entities and individuals and to review and ensure compliance by the Company, its subsidiaries and any affiliated entities, with the Act and Regulations and the laws and regulations of any other jurisdiction in which the Company, its subsidiaries or affiliates operate. The Gaming Compliance Program, any amendments there to, and the members, one such member which shall be independent, shall be administratively reviewed and approved by the Chairman of the Nevada Board. The Company shall amend the compliance program, or any element thereof, and perform such duties as may be assigned by the Chairman of the Nevada Board or his designee, related to review of activities relevant to the continuing qualification of the Company.

RISK FACTORS

         We are subject to the following risks:

OUR SIGNIFICANT LEVERAGE WILL SEVERELY RESTRICT OUR FINANCING OPTIONS AND WILL RESULT IN HIGH INTEREST PAYMENTS

         We are highly leveraged. We recorded net losses the last three years. As of November 30, 1999, our total debt was $179.0 million. We have $3 million of additional indebtedness available under our current credit facility. The consequences of our leverage include, but are not limited to, the following:

            - upon full use of our current credit facility, interest payments will be approximately $17 million per year, which will require a substantial portion of our expected annual cash from operations,

            - our ability to obtain additional financing in the future for working capital, capital expenditures, development financing or other purposes may be limited and

            - We will be susceptible to adverse changes in the economy and the Las Vegas gaming market.

         Furthermore, our current debt imposes certain operating and financial restrictions on us. Such restrictions limit, among other things, our ability to incur additional indebtedness, create liens on our assets, sell assets or engage in mergers or consolidations, make investments, pay dividends or engage in intracorporate transactions. Our failure to comply with numerous restrictive covenants contained in our debt agreements may result in a default, which, if not cured or waived, could have a material adverse effect on our business and results of operations.

OUR FAILURE TO GENERATE SUFFICIENT REVENUE TO REPAY DEBT WOULD RESULT IN OUR REQUIREMENT OF ADDITIONAL FUNDING WHICH WE MAY NOT BE ABLE TO ARRANGE

         We will be dependent to a significant extent upon the successful operation of the Resort for coverage of our debt service. Our future operating performance is itself dependent on a number of factors, many of which are outside of our control, including prevailing economic conditions and financial, business, regulatory and other factors. There can be no assurance that our future cash flows will be sufficient to meet all of our obligations and commitments.

         If we are unable to generate sufficient cash from our future operations to satisfy any debt service requirements, or to pay our debts as they mature, we would be required to explore alternatives, such as seeking additional debt or equity financing, reducing or delaying capital expenditures or selling material assets or operations. We cannot assure that we would be successful in implementing any of these alternatives, if necessary. Also, Nevada law contains certain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. These restrictions, which are described in "Business-Regulation and Licensing" and "-Government Regulation" could cause delays in obtaining necessary capital.

OUR FAILURE TO SATISFY OUR OBLIGATIONS UNDER OUR CREDIT FACILITY COULD RESULT IN THE LOSS OF SUBSTANTIALLY ALL OF OUR ASSETS

         We are dependent on the availability of our credit facility to fund our continued operations. If we default on our indebtedness, either by failing to make required payments or by breaching a covenant, the lenders under the credit facility could elect to:

         - declare all borrowings to be due and payable, together with accrued and unpaid interest, and

         -      terminate their commitments.

         If the lenders for any reason require early repayment of the funds borrowed pursuant to the credit facility, or fail to provide funds pursuant to the credit facility, we may not be able to repay that indebtedness or continue to operate.

         Our obligations under the credit facility are secured by liens on substantially all of our assets. Upon an event of default and acceleration under the credit facility the lenders may exercise the right to control the operation of the Resort. That right is subject to prior approval by the Nevada Gaming Authorities of their application to acquire control of the Resort.

         Borrowings under the credit facility bear interest at floating rates based on the Federal Funds Rate, the prime lending rate or LIBOR. Increases in interest rates on indebtedness under the credit facility would increase our interest payment obligations and could adversely effect our business and results of operations. For more information, see "Quantitative and Qualitative Disclosures About Market Risk."

WE ARE SUBJECT TO INTENSE LOCAL COMPETITION THAT COULD HINDER OUR ABILITY TO OPERATE PROFITABLY

         Our success is dependent upon the success of the Resort and its continuing ability to attract visitors and operate profitably. However, our operations are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control.

           The Resort, located less than one mile east of the Strip, competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. See "Business-Competition."

WE ALSO FACE COMPETITION FROM GAMBLING VENUES LOCATED IN OTHER PARTS OF THE COUNTRY AND POTENTIALLY FROM OTHER "HARD ROCK" ENTERPRISES

         We will also face competition from competing "Hard Rock" hotels and casinos that may be established in jurisdictions other than Las Vegas. We cannot assure that the development by Rank or Mr. Morton of other hotels and casinos using names that include the phrase "Hard Rock" outside of Las Vegas will not adversely affect us. See "Business -Competition" and "-Risks Associated with Shared Use of the 'Hard Rock' Brand Names."

         To a lesser extent, we compete with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, Atlantic City, New Jersey and other parts of the United States. We also compete with state-sponsored lotteries, on- and off-track wagering, card parlors, river boat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships and international gaming operations. See "Business-Competition." Continued proliferation of gaming activities could significantly and adversely affect our business and results of operations. See "-Recently Enacted and Possible Legislation."

         Many of our competitors in the hotel casino industry are emphasizing or are expected to emphasize their non-gaming businesses, including retail sales. Consequently, we have recently experienced (and expect to continue to experience) increased competition in the retail sales market in Las Vegas.

WE DEPEND UPON ONE KEY MARKET AND HAVE A LIMITED BASE OF OPERATIONS WHICH MAY RESULT IN FLUCTUATIONS IN OUR OPERATING RESULTS AND INABILITY TO GENERATE SUFFICIENT CASH FLOW TO FUND OUR WORKING CAPITAL NEEDS

         All of our revenues are generated from the Resort. Our results of operations are dependent on conditions in Las Vegas and, indirectly, Southern California, where many of the Resort's targeted customers reside. A decline in the local economies of Las Vegas or Southern California could have a negative effect on our business and results of operations. In addition, because Las Vegas draws from a national and international tourist base, a downturn in the domestic or global economies could have a negative effect our business and results of operations. Furthermore, due to our single location, we are subject to greater risks than a more diversified hotel and casino resort operator.

         The combination of the single location and the significant investment associated with it may cause our operating results to fluctuate significantly and adversely affect us. Due to the single location, poor operating results at the Resort would materially affect our total profitability. Future growth in revenues and profits will depend to a large extent on our ability to successfully generate cash flow from our single location sufficient for our working capital needs.

WE RELY ON KEY PERSONNEL, THE LOSS OF THE SERVICES OF WHICH WOULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

         Our ability to operate successfully and competitively is dependent, in part, upon the continued services of certain of our employees, particularly Peter A. Morton, Chairman of the Board, Chief Executive Officer, President and Secretary. In the event that Mr. Morton were to leave us, we might not be able to find a suitable replacement. We believe that the loss of services by Mr. Morton could have a material adverse effect on us. We do not maintain key man life insurance for any officer or director, including Mr. Morton. Mr. Morton has several outside business interests and may have additional business interests in the future. Although Mr. Morton currently spends substantially all of his business time on our business and operations, we cannot assure that he will do so in the future.

         Our shareholders, officers, directors and key employees, including Mr. Morton, are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny any application for any cause that they deem reasonable. In the event the Nevada Gaming Authorities were to find any person unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever all relationships with such person. We cannot assure that any such person will be able to obtain or maintain any requisite license or finding of suitability by the Nevada Gaming Authorities.

WE ARE CONTROLLED ENTIRELY BY MR. MORTON

         Mr. Morton beneficially owns over 90% of our outstanding common stock, including 100% of our outstanding voting common stock. Thus, Mr. Morton controls the election of our Board of Directors and can approve or disapprove any other matters submitted to the stockholders.

LACK OF SIGNIFICANT OPERATING HISTORY WITH CURRENT MANAGEMENT

         We have independently operated the Resort for only a little over two years. During the past year, we have replaced the persons who served as our Senior Vice President and General Manager, our Vice President of Casino Operations, and our Chief Financial Officer with new people. Our continued success will depend on the successful management by these new officers of our operations. We cannot assure that our new officers will be able to successfully manage our operations effectively.

OUR OPERATIONS HAVE HISTORICALLY RESULTED IN NET LOSSES

         We have recorded net losses for fiscal years 1999, 1998 and 1997. The net loss for the fiscal year ended November 30, 1999 of $12.2 million is largely attributable to write-off of $5.0 million in pre-opening expenses and decreased revenues resulting from disruption caused by construction of the Expansion. The net loss for the fiscal year ended November 30, 1998 of $3.7 million is largely attributable to the write-off of loan fees of $3.5 million associated with the termination of our old credit facility and a $1.5 million write-off of legal fees associated with the Rank lawsuit. See "Legal Proceedings." The net loss for the fiscal year ended November 30, 1997 of $17.5 million is largely attributable to the $24.7 million non-recurring charge we paid in connection with the termination of the management agreement with Harveys Casino Resorts. We cannot assure that we will not post a net loss in the future.

USE OF THE "HARD ROCK" BRAND NAMES BY ENTITIES OTHER THAN US COULD DAMAGE OUR BUSINESS AND HURT OUR RESULTS OF OPERATIONS

         We benefit from the global name recognition and reputation generated by the Hard Rock Cafes that are operated by Rank. At present, Rank operates or franchises over 80 Hard Rock Cafes located in the United States and abroad. Rank is, however, under no obligation to continue to own, operate or franchise the Hard Rock Cafes, and there can be no assurance that Rank will not sell, change the focus of, or manage such restaurants in a manner that would adversely affect the Resort.

         In addition, although we have obtained the exclusive right to use and develop the "Hard Rock Hotel" and "Hard Rock Casino" trademarks in connection with the Resort in Las Vegas, a subsidiary of Rank is the sole owner of the rights to the "Hard Rock Cafe," "Hard Rock Hotel" and "Hard Rock Casino" trademarks. As a result, Rank or its licensee can exploit the "Hard Rock" name and logo (other than in connection with hotel casinos and casinos in the Morton Territory), including marketing "Hard Rock" merchandise, anywhere in the world. There can be no assurance that our business and results of operations will not be adversely affected by the management of the "Hard Rock" brand name.

GOVERNMENT REGULATION

         The gaming operations and the ownership of our securities are subject to extensive regulation by the Nevada Gaming Authorities. The Nevada Gaming Authorities have broad authority with respect to licensing and registration of entities and individuals involved with us.

         Although we currently hold a gaming license issued by the Nevada
Gaming Authorities, the Nevada Gaming Authorities may, upon the violation of a gaming law or regulation and after disciplinary complaint and public hearing, among other things, revoke, suspend, limit or condition the gaming license of any corporate entity (a "Corporate Licensee") or the registration of a Registered Corporation or any entity registered as a holding company of a Corporate Licensee or fine each person or entity or both up to $250,000 for each violation. In addition, the Nevada Gaming Authorities may revoke the license or finding of suitability of any officer, director, controlling person, shareholder, noteholder or key employee of a licensed or registered entity. If the our gaming licenses were revoked for any reason, the Nevada Gaming Authorities could require the closing of our gaming operations, which would result in a material adverse effect on our business. We and certain of our officers, directors, shareholders and key employees either have been licensed by, or have applied for licensing with, the Nevada Gaming Authorities.

         Any future public offering of debt or equity securities by us requires the prior approval of the Nevada Commission, if the securities or the proceeds from the sale thereof are intended to be used by us to pay for construction of, or to acquire an interest in, any gaming facilities in Nevada, to finance the gaming operations of an affiliated company or to retire or extend obligations incurred for any such purpose.


WE CANNOT ASSURE THAT THE MARKET DATA INCLUDED IN THIS REPORT IS ACCURATE

         We have included in this report market data and information with respect to the performance of other gaming entities that we believe to be reasonably accurate. We have not independently verified this data and information, which is subject to material uncertainties due to, among other things, the unavailability of raw data, the voluntary nature of the data gathering process and the inherent uncertainty of the estimation process. Readers should not place undue reliance on this information as we cannot assure that it is accurate in all material respects.

WE ARE SUBJECT TO ENVIRONMENTAL RISKS AND REGULATION WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS

         We have engaged in real estate development projects and have owned and operated several parcels of real estate. As a result, we are subject to various federal, state and local laws and regulations that make us liable for the costs of cleaning up, and other costs relating to, releases of hazardous substances on our property or at property to which we have sent solid or hazardous wastes. The types of activities that can lead to environmental liability include discharges to air and water, and handling and disposal of solid and hazardous waste. Environmental laws and regulations may impose liability regardless of whether the owner or operator caused or even knew of the contamination, and in some cases, one's liability could exceed the value of the property itself. The presence of hazardous substances, or the failure to properly remediate any resulting contamination, may inhibit our ability to sell, lease or operate the property or to borrow using the property as collateral. We do not have environmental liability insurance to cover such events.

Although there can be no assurance, we are not aware of any condition at any of our current or past properties that would have a material adverse effect on our business or results of operations.

RECENTLY ENACTED AND POSSIBLE LEGISLATION GOVERNING GAMBLING ACTIVITIES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

         During 1998, California enacted the Gambling Control Act, which provides for a state regulatory board to oversee existing forms of gambling in California. The Gambling Control Act specifically maintains a strict categorical prohibition over certain forms of gambling. Also during 1998, California, pursuant to a ballot initiative vote, enacted The Tribal Act. The Tribal Act provides a mechanism for federally recognized Native American tribes to conduct certain types of gaming on their land. Due to the recent enactment of the Gambling Control Act and the Tribal Act, we cannot predict the effect they may have on our operations. If the Tribal Act is interpreted to allow a full range of casino type gaming, or if it lifts restrictions currently imposed on tribal gaming, it could materially and adversely affect our business and results of operations. Additionally, the California Senate is currently deliberating an amendment to the California constitution that would allow the establishment and operation of casinos on Native American lands. We believe that the expansion of casino gaming on Native American lands, or otherwise, in California could materially and adversely affect our business and results of operations.

         In June of 1999, the National Gambling Impact and Policy Commission issued a report to Congress concerning all matters relating to the economic and social impact of gaming in the United States. The report included recommendations for legislation and administrative actions. Some of the recommendations, including in particular the recommendation for a complete ban of gambling on collegiate and amateur athletic events, if enacted into law, could adversely affect the gaming industry and materially and adversely effect our business and results of operations.

         Additionally, from time to time, certain federal legislators have proposed the imposition of a federal tax on gaming revenues. Any such tax could have a material adverse effect on our business and results of operations.

ITEM 2.   PROPERTIES

         We own approximately 16.7 acres of land in Las Vegas where the Resort is located.

ITEM 3.   LEGAL PROCEEDINGS

On January 5, 1998, Hard Rock Cafe International (USA) Inc. (f/k/a Rank Licensing, Inc.), a subsidiary of Rank International plc, filed an amended complaint in the United States District Court for the Southern District of New York against Peter A. Morton and our company. Rank's subsidiary contended that the reservation and use by Mr. Morton and our company of the internet domain names "hardrock.com" and "hardrockhotel.com", and the use of certain marks and logos in, and in connection with merchandise offered on, Internet websites operated under those domain names, violated terms of certain agreements with Mr. Morton and Federal and state trademark and unfair competition laws. Rank's subsidiary sought an injunction against the use of the domain names and logos by Mr. Morton and our company, an order requiring Mr. Morton and our company to assign the domain names to Rank's subsidiary, and over $100 million in damages. During the course of litigation, Mr. Morton and our company transferred the domain name "hardrock.com" to Rank's subsidiary. On June 1, 1999, the court issued a ruling that we owed no money damages, that we can continue to use the domain name "hardrockhotel.com" and the logos in connection with merchandising within designated territories. We then sought to have the territorial limitation removed for certain product sales over the Internet. On February 3, 2000, the court issued a new order, pursuant to which, subject to certain limitations, we can use the domain name "hardrockhotel.com" and the logos in connection with merchandising our properly identified products on the Internet without any territorial limitations. Through November 30, 1999, we have incurred approximately $1.5 million, and $0.2 million in legal fees in defense of this suit, which was charged to general and administrative expenses on the Statement of Operations during fiscal year 1998 and 1999, respectively.

         On August 27, 1999, we, along with Lily Pond Investments,
Inc. filed a Complaint for Declaratory Judgment against Gary Selesner in the Eighth Judicial District of Clark County, Nevada, Case No. A407499, based on the termination of Gary Selesner's employment. On September 16, 1999, Gary Selesner filed an Answer and Counterclaim seeking damages in excess of $10,000 alleging breach of contract and breach of implied covenant of good faith and fair dealing. Discovery in this matter is proceeding.

         Additionally, we are a defendant in various lawsuits relating to routine matters incidental to our business. Management does not believe that the outcome of any such litigation, in the aggregate, will have a material adverse effect on our business or results of operations.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for our common stock.

         As of January 31, 2000, there were 11 holders of record of our common stock.

         We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Our outstanding preferred stock and current debt limit our payment of dividends. We currently intend to retain future earnings to help fund the development and growth of our business.

         On March 23, 1998, we consummated an offering of $120,000,000 aggregate principal amount of the Notes, pursuant to exemptions from, or transactions not subject to, the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws. The net proceeds of the offering were $115.9 million. The offering was underwritten by a syndicate managed by Bear Stearns & Co. Inc. Following the offering, we effected an exchange offer, registered under the Securities Act, pursuant to which the Series A 9 1/4% Senior Subordinated Notes due 2005 were exchanged for Series B 9 1/4% Senior Subordinated Notes due 2005 with substantially the same terms and conditions as the Series A 9 1/4% Senior Subordinated Notes due 2005.

         We used most of the net proceeds to repay amounts outstanding under a $120,000,000 credit agreement that we entered into with a consortium of banks in September of 1997. We used the remainder of the net proceeds, along with borrowings under our current credit facility and cash flow from operations, to fund our expansion of the Resort.

         On August 31, October 1, October 29 and November 2, 1999 we issued and sold $2.5 million, $5.5 million, $2.0 million and $18.0 million, respectively, aggregate liquidations preference of our 9 1/4% Series A Cumulative Preferred Stock to Mr. Morton, pursuant to exemptions from, or transactions not subject to, the registration requirements of the Securities Act and applicable state securities laws. The net proceeds from these sales of preferred stock were an aggregate of $28.0 million. These sales were not underwritten.

         We used the net proceeds from these sales of preferred stock to pay for construction related payables, to reduce amounts outstanding under our current credit facility and for general corporate expenditures.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

         Our selected historical income statement data set forth below for fiscal years 1997, 1998 and 1999 and the selected historical balance sheet data set forth below at November 30, 1998 and 1999 have been derived from our

Financial Statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein. Our selected historical income statement data set forth below for fiscal years 1995 and 1996 and the selected historical balance sheet data set forth below at November 30, 1995, 1996 and 1997 have been derived from our audited Financial Statements not included herein. We commenced operations on March 9, 1995, and therefore, fiscal year 1995 is not directly comparable to fiscal years 1996, 1997, 1998 and 1999. The selected financial and operating data set forth below should be read in conjunction with the Financial Statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        YEARS ENDED NOVEMBER 30,
                                                       ------------------------------------------------------------
                                                        1995(1)     1996        1997        1998         1999
                                                       --------    --------    --------    --------    ---------
                                                                           (Dollars in thousands)
INCOME STATEMENT DATA:
REVENUES:
   Casino........................................      $ 26,262    $ 36,560    $ 35,395    $ 36,070    $ 37,155
   Lodging.......................................         7,845      12,257      12,919      12,988      18,860
   Food and beverage.............................        10,061      15,003      16,704      18,972      24,488
   Retail........................................        13,984      17,336      15,404      11,715      11,492
   Other income..................................         1,290       1,901       2,076       2,109       4,284
   Less complementaries..........................        (3,704)     (5,768)     (5,450)     (6,189)     (7,872)
                                                       --------    --------    --------    --------    ---------
   Net revenues..................................        55,738      77,289      77,048      75,665      88,407


                                                                        YEARS ENDED NOVEMBER 30,
                                                        ---------------------------------------------------------------
                                                          1995(1)      1996         1997         1998             1999
                                                        ---------    ---------    ---------    ---------      ---------
                                                                     (Dollars in thousands, except per share data)
COSTS AND EXPENSES:
   Casino........................................          12,399       18,158       17,921       18,640       21,999
   Lodging.......................................           3,071        4,112        4,149        3,953        5,360
   Food and beverage.............................           6,877       10,118       10,360       11,405       15,428
   Retail........................................           6,325        7,869        7,102        5,503        5,232
   Other.........................................             821          949          943          952        2,121
   Marketing.....................................           4,686        2,975        3,174        4,252        4,408
   General and administrative....................          10,647       14,922       15,140       14,607       15,821
   Depreciation and amortization.................           3,870        5,523        5,503        5,747       10,527
   Pre-opening expenses..........................           4,942         --           --           --          5,038
   Charge for termination of Management
         Agreement...............................            --           --         24,715         --             --
                                                        ---------    ---------    ---------    ---------      ---------
   Total costs and expenses......................          53,638       64,626       89,007       65,059       85,934
                                                        ---------    ---------    ---------    ---------      ---------
INCOME (LOSS) FROM OPERATIONS....................           2,100       12,663      (11,959)      10,606           --
   Interest income (expense), net................          (4,930)      (5,617)      (5,585)     (10,766)     (14,679)
   Other expenses, net...........................              (8)         (54)         (32)        --            (28)
                                                        ---------    ---------    ---------    ---------      ---------
   Income (loss) before income tax provision
         (benefit) and extraordinary loss .......          (2,838)       6,992      (17,576)        (160)     (12,234)
   Income tax provision (benefit)................            (857)       2,525       (1,168)        --             --
                                                        ---------    ---------    ---------    ---------      ---------
   Income (loss) before extraordinary loss.......          (1,981)       4,467      (16,408)        (160)     (12,234)
   Extraordinary loss............................            --           --         (1,081)      (3,496)          --
                                                        ---------    ---------    ---------    ---------      ---------
Net income (loss)................................       $  (1,981)   $   4,467    $ (17,489)    $ (3,656)    $(12,234)
                                                        ---------    ---------    ---------    ---------      ---------
                                                        ---------    ---------    ---------    ---------      ---------

Net income (loss) per share......................       $  (15.98)   $   35.25    $ (143.84)    $ (48.09)    $(160.92)
                                                        ---------    ---------    ---------    ---------      ---------
                                                        ---------    ---------    ---------    ---------      ---------
Shares used in per share calculation.............         123,965      126,705      121,586       76,023       76,023
                                                        ---------    ---------    ---------    ---------      ---------
                                                        ---------    ---------    ---------    ---------      ---------
OTHER DATA:
   Capital expenditures(2).......................          39,118        4,006        2,557       39,802       36,328
   Depreciation and amortization.................           3,870        5,523        5,503        5,747       10,527
   Ratio of earnings to fixed charges(3).........             --          2.2x          --           --            --


                                                                  AT NOVEMBER 30,
                                                                  ---------------
                                               1995        1996         1997        1998        1999
                                               ----        ----         ----        ----        ----
                                                                  (Dollars in thousands)
BALANCE SHEET DATA:
   Cash and cash equivalents...........       $ 3,634      $ 5,958     $ 4,214     $ 4,568      $2,040
   Total assets........................        99,855      109,044     109,556     142,394     199,912
   Total debt..........................        65,405       64,315     106,013     130,699     179,093
   Shareholders' equity (deficit)(4)...        26,295       30,762      (7,936)    (11,592)    (24,123)


---------------
(1) The Company was incorporated on August 30, 1993 and commenced operations on March 9, 1995, and was considered a development stage company during this period. Therefore, fiscal year 1995 is not directly comparable to fiscal years 1996, 1997, 1998 and 1999.

(2)      Capital expenditures for fiscal years 1995 and 1996 exclude $0.5
         million   and $6.4 million, respectively, of non-cash additions.

(3) In computing the ratio of earnings to fixed charges: (a) earnings have been based on income (loss) before extraordinary items, income taxes and fixed charges, net of interest capitalized, and (b) fixed charges consist of interest, including amounts capitalized, amortization of debt, and the estimated interest portion of rentals. Net losses for fiscal years 1995, 1997, 1998 and 1999 resulted in coverage deficiencies of $4.1 million, $17.6 million, $1.0 million and $14.5 million, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, OUR FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

         Our sole business is the operation of the Resort, which commenced operations on March 9, 1995. Prior to the Resort's opening, we recorded no operating revenue or income.

         During fiscal year 1999, 38.6% of the Resort's revenues were derived from gaming operations, 25.4% from food and beverage, 19.6% from lodging, and 16.3% from retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury, boutique hotel.

         We completed construction related to our expansion of the Resort in May 1999. The Expansion included the addition of 318 additional rooms, 4 new restaurants, 6,000 square-feet of ballroom/banquet facilities, new retail space, an 8,000 square foot spa/salon/fitness center and significantly enlarged the swimming pool area adding, among other things, swim-up blackjack. Although we attempted to minimize disruption, management believes net revenues and operating income for fiscal year 1999 were negatively impacted by construction activities related to the Expansion. Also during fiscal year 1999, we increased our revolving credit line from $67 million to $77 million, and later reduced it to $62 million. We also sold, for $28 million, $28 million aggregate liquidation preference of our 9 1/4% Series A Cumulative Preferred Stock to Peter A. Morton, the Company's Chairman, Chief Executive Officer, President, and Secretary. Proceeds of the preferred stock sale were used to reduce the credit facility and pay construction contractors and for other operating costs.

         We have not, as of February 15, 2000, encountered any adverse effects on our operations related to the "Year 2000" computer date change.


RESULTS OF OPERATIONS
YEAR ENDED NOVEMBER 30, 1999 COMPARED TO YEAR ENDED NOVEMBER 30, 1998

NET REVENUES AND OPERATING INCOME. Net revenues increased 16.8% for the year ended November 30, 1999 to $88.4 million compared to $75.7 million for the corresponding period of the prior year. Operating income decreased 37.9% for the year ended November 30, 1999 to $7.5 million (excluding $5.0 million in pre-opening expenses related to the Expansion) compared to $12.1 million (excluding $1.5 million in legal fees related to the Rank lawsuit) for the corresponding period of the prior year. The increase in revenues is primarily attributable to a 45.2% increase in lodging revenue and a 29.1% increase in food and beverage revenue, each as a result of the Expansion. Operating income decreased primarily as a result of decreased table games hold percentage, increased casino, general and administrative expenses and increased depreciation expense resulting from the Expansion.

CASINO. Casino revenues increased by 3.0% for the year ended November 30, 1999 to $37.2 million compared to $36.1 million for the corresponding period of the prior year. The increase is primarily due to increased table game revenue (up 6.5% to $23.1 million compared to $21.7 million for the corresponding period of the prior year). Table game drop increased by 38.0% to $185.5 million compared to $134.4 million for the corresponding period of the prior year. Table games revenue did not increase proportionately to table games drop primarily as a result of lower hold percentage of 12.5% compared to 16.6% in the corresponding period of the prior year.

We have historically reported hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Strip, our net hold percentage for the year ended November 30, 1999 was 14.2%. Net slot machine revenue decreased 4.3% for the year ended November 30, 1999 to $13.4 million compared to $14.0 for the corresponding period of the prior year. Management believes slot revenues decreased as a result of the opening of new casinos in Las Vegas coupled with the construction disruption associated with the Expansion during the first half of the year and lack of amenities (primarily restaurants) prior to the completion of the Expansion. After the expanded facilities opened, slot revenue and coin in improved compared to the corresponding period in the prior year. Casino departmental income decreased 12.6% for the year ended November 30, 1999 to $15.2 million from $17.4 million, primarily as a result of the decreased table games hold percentage. Casino departmental income as a percentage of casino revenues decreased to 40.8% in 1999 from 48.3% in 1998, also primarily as a result of decreased table games hold percentage.

LODGING. Lodging revenues increased 45.2% for the year ended November 30, 1999 to $18.9 million from $13.0 million for the corresponding period of the prior year. The increase is primarily attributed to revenue generated from the additional 318 hotel rooms placed in service in May 1999. The ADR for the year ended November 30, 1999 was $97.41 compared to $97.34 for the year ended November 30, 1998. Hotel occupancy decreased to 94.5% in 1999 from 100% in 1998. Lodging departmental income increased 49.4% for the year ended November 30, 1999 to $13.5 million from $9.0 million primarily as a result of the availability of additional rooms. Lodging departmental income as a percentage of lodging revenues increased to 71.6% in 1999 from 69.6% in 1998.

FOOD AND BEVERAGE. Food and beverage revenue increased 29.1% for the year ended November 30, 1999 to $24.5 million from $19.0 million for the corresponding period of the prior year. The increase was related to revenues from the new restaurants and the nightclub added as part of the Expansion. Food and beverage departmental income increased 19.7% for the year ended November 30, 1999 to $9.1 million from $7.6 million for the corresponding period of the prior year, primarily as a result of the additional outlets. Food and beverage departmental income as a percentage of food and beverage revenues decreased to 37.0% in 1999 from 39.9% in 1998, primarily as a result of increased costs associated with operating the new restaurants.

RETAIL. Retail revenues decreased 1.7% for the year ended November 30, 1999 to $11.5 million, from $11.7 million for the corresponding period of the prior year. We believe the decrease is primarily attributable to a diluted retail market from increased retail competition coupled with construction disruption associated with the Expansion during the first half of the year. Retail departmental income increased 1.6% for the year ended November 30, 1999 to $6.3 million from $6.2 million. Retail departmental income as a percentage of retail revenues increased to 54.5% in 1999 from 53.0% in 1998.

OTHER INCOME. Other income increased 104.8%, for the year ended November 30, 1999 to $4.3 million from $2.1 million for the corresponding period of the prior year. The increase is partially due to the opening of the new facilities, including the Rock Spa and a cigar shop, which had combined revenues for the year ended November 30, 1999 of $1.2 million. Revenues for the Sundry Store increased to $1.7 million from $1.0 million for the corresponding period of the prior year. Additionally, we recorded $0.7 million revenue for chip float compared to $0.4 million for the corresponding period of the prior year, representing commemorative chips in public circulation management believes will never be redeemed.


MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses increased 7.2% for the year ended November 30, 1999 to $20.2 million from $18.9 million for the corresponding period of the prior year. The increase is attributable to the costs associated with maintaining a larger facility.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $10.5 million for the year ended November 30, 1999 from $5.7 million for the corresponding period of the prior year, primarily due to the increased capital expenditures associated with the Expansion.

PRE-OPENING EXPENSE. We recorded a pre-opening expense associated with the Expansion of $5.0 million during the year ended November 30, 1999.

NET INTEREST EXPENSE. Net interest expense increased 36.3% for the year ended November 30, 1999 to $14.7 million from $10.8 million for the corresponding period of the prior year. The increase is attributable to the increase in borrowings associated with the Expansion.

INCOME TAXES. No income tax benefit was recorded as a result of establishing a valuation allowance due to our accumulated losses as of November 30, 1999.

NET INCOME. As a result of the factors described above, we recorded a net loss for the year ended November 30, 1999 of $12.2 million compared to a net loss of $3.7 million for the corresponding period of the prior year.


RESULTS OF OPERATIONS
YEAR ENDED NOVEMBER 30, 1998 COMPARED TO YEAR ENDED NOVEMBER 30, 1997

NET REVENUES AND OPERATING INCOME. Net revenues decreased 1.8% for the year ended November 30, 1998 to $75.7 million compared to $77.0 million for the corresponding period of the prior year. Operating income decreased 6.7% for the year ended November 30, 1998 to $12.1 million (excluding $1.5 million in legal fees for the Rank lawsuit) compared to $13.2 million (excluding the charge of $24.7 million for the termination of the Management Agreement with Harveys Casino Resorts and other non-recurring financing fees of $0.4 million) for the corresponding period of the prior year. The decrease in revenues is primarily attributable to a 24% decrease in retail revenue partially offset by food and beverage revenues (up 13.6%) and table games revenue (up 6.6%). Operating income decreased primarily as a result of the decreased retail revenues and increased marketing and entertainment expenses of approximately $1.1 million associated with hosting the Rolling Stones in concert at The Joint, partially offset by the elimination of management fees paid to Harveys.

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

INCOME TAXES. No income tax benefit was recorded as a result of establishing a valuation allowance due to our accumulated losses as of November 30, 1998.

EXTRAORDINARY LOSS. In connection with securing expansion financing on March 23, 1998, we wrote off $3.5 million in unamortized loan fee costs associated with the retirement of our old credit facility.

NET INCOME. As a result of the factors described above, we recorded a net loss for the year ended November 30, 1998 of $3.7 million compared to net loss of $17.5 million for the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         For the twelve months ended November 30, 1999, our principal source of funds was net financing activities of approximately $76.4 million. The $76.4 million consists of $28 million proceeds from the sale of the Preferred Stock and net borrowings of 48.5 million under our current credit facility. The primary use of funds during the twelve months ended November 30, 1999 was the payment of expansion and maintenance capital expenditures of $78.4 million. Cash used in operating activities for the twelve months ended November 30, 1999 was $0.5 million, compared to cash provided from operations of $9.1 million for the corresponding period of the prior year. The net cash used in operating activities for the current year is primarily due to a net loss of $12.2 million partially offset by depreciation and amortization of $11.5 million and other various changes in operating asset and liability accounts. The net loss of $12.2 million includes pre-opening expenses of $5.0 million, without which we would have generated $4.5 million from operations. As of November 30, 1999, we had cash and cash equivalents of $2.0 million. We believe that our current cash balances, funds available ($3.0 million) under the $62 million credit facility, and cash flow from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. We may, however, need to raise additional funds prior to the expiration of that period. Our ability to raise additional funds is limited by restrictions on our financing activities under our current credit facility and the Notes. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

         We sold (from August 31, 1999 to November 2, 1999) 28,000 shares of our 9 1/4% Series A Cumulative Preferred Stock (liquidation preference of $1000 per share) to Peter A. Morton, our President and majority shareholder, for $28 million. In connection therewith, we obtained certain waivers from the lenders under our current credit facility to, among other things, permit us to use the proceeds from such sale to make certain payments in connection with the Expansion. The Preferred Stock pays dividends cumulatively from the date of issue out of funds legally available for that purpose in cash in arrears on November 30 and May 31 of each year and commenced on November 30, 1999. Any amounts not paid in cash cumulate and are compounded semi-annually at a rate of 9 1/4% per year until paid. The Preferred Stock matures 91 days following the earlier of either April 1, 2005, or the repayment of the Notes. The Preferred Stock is redeemable subject to certain conditions, including the repayment of the Notes and our current credit facility. The proceeds from the sale of the Preferred Stock were used to pay construction related payables, to reduce amounts outstanding under our current credit facility, and for general corporate expenditures. At November 30, 1999, dividends accumulated on the Series A Preferred Stock were $296,771.

         On March 23, 1998, we completed the offering of $120 million aggregate principal amount of 9 1/4% Senior Subordinated Notes, due 2005. We used $105.6 million of the proceeds to repay and terminate our then existing credit facility and approximately $4.1 million to pay fees associated with the offering. Interest on the Notes is 9 1/4% per annum, and is payable on each April 1 and October 1. The Notes are our general unsecured obligations, subordinated in right of payment to all existing and future senior indebtedness, including all borrowings under the current credit facility. The Notes are subject to redemption at our option, in whole or in part, at any time on or after April 1, 2002, at a premium to the face amount ($120 million) which decreases on each subsequent anniversary date, plus accrued interest to the date of redemption. The Notes contain covenants restricting or limiting our ability to, among other things, pay dividends, incur additional indebtedness, issue certain preferred stock and enter into transactions with affiliates.

         Concurrently with our issuance of the Notes, we entered into our current credit facility which at the time provided us with $67 million of senior secured reducing revolving borrowings. The credit facility was increased to $77 million during the second quarter of 1999, and subsequently reduced with some of the proceeds from the sale of the Preferred Stock, to $62 million on November 4, 1999. Interest on the credit facility accrues on all individual borrowings at an interest rate determined at our option, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% and aggregating 9.5% at November 30, 1999), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%). We chose the LIBOR Index for all borrowings outstanding at November 30, 1999. These margins are dependent upon our debt to EBITDA ratio, as defined. Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

         The amount available under our credit facility (as adjusted) will diminish to $47.0 million as of the last day of fiscal year 2001; $32.0 million as of the last day of fiscal year 2002; $16.9 million as of the last day of fiscal year 2003; and will expire on March 23, 2004. Additionally, we may be required, upon certain circumstances, to make prepayments on the credit facility each year beginning in April 2000.

         The credit facility contains certain covenants including, among other things, financial covenants, limitations on our ability to dispose of capital stock, enter into mergers and certain acquisitions, incur liens or indebtedness, issue dividends on stock, and enter into transactions with affiliates. Mr. Morton has entered into a make-well agreement (as defined) pursuant to which he is required to contribute certain amounts to us in the event certain financial covenants are not met. The credit facility is secured by substantially all of our property at the Las Vegas site.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk. We did not have any derivative financial instruments at November 30, 1999.

           Our exposure to market risk for changes in interest rates relates primarily to our current credit facility. In accordance with the credit facility, we enter into variable rate debt obligations to support general corporate purposes, including capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including assessment of the current and future economic environment.

           We had $59.0 million in variable rate debt outstanding at November 30, 1999. Based upon this year-end variable rate debt level, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.6 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See the Index to Financial Statements on page F-1.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age and position of each person who is a director, executive officer or key employee of ours:



                 NAME                      AGE           POSITION
                 ----                      ---           --------
Peter A. Morton........................    51    Chairman of the Board, Chief
                                                 Executive Officer, President and Secretary

Jonathan Swain  .......................    34    Senior Vice President of
                                                 Operations and General Manager

Tjeerd R. Brink........................    36    Vice President, Chief Financial
                                                 Officer and Treasurer

Rick B. Richards.......................    39    Vice President of Casino Operations

Christine R. Belcastro.................    50    Vice President of Hotel Operations

Gilbert B. Friesen.....................    60    Director

Stephen A. Marks.......................    51    Director


           PETER A. MORTON. Mr. Morton has been our Chairman of the Board, Chief Executive Officer and President since our formation and Secretary since December 1997. Prior to June 1996, Mr. Morton was the President and Chief Executive Officer of Hard Rock America. Mr. Morton, a third generation restaurateur, co-founded the London Hard Rock Cafe in 1971, at the age of 23. He also opened Morton's Restaurant in Los Angeles, California in 1979 and has developed Hard Rock Cafes in Aspen, Chicago, Hollywood, Honolulu, Houston, Las Vegas, Los Angeles, Maui, New Orleans, Newport Beach, Phoenix, San Diego, San Francisco and Sydney. In addition, Mr. Morton has developed the following restaurants: Great American Disaster, London, England (1970); and Morton's Bar and Grill, London, England (1975). Mr. Morton sits on the Board of Trustees of the Natural Resources Defense Council.

           JONATHAN SWAIN. Mr. Swain has been our Senior Vice President of Operations and General Manager since August 1999. Mr. Swain was previously employed by Aztar Corporation from 1995 to 1999, most recently as President of the Tropicana Hotel and Casino in Las Vegas. From 1993 to 1995, Mr. Swain served as Vice President of Marketing for Trump Taj Mahal in New Jersey.

           TJEERD R. BRINK. Mr. Brink has been our Vice President, Chief Financial Officer and Treasurer since July 1999. Mr. Brink held the same position for The Fremont Street Experience, LLC from 1997 to 1999. Prior to 1997, he worked for five years for Bennett Industries, LLC (the private holding company for William G. Bennett, former majority owner of Circus Circus Enterprises Inc., now called Mandalay Resort Group), three years for Caesars Palace and two years for Arthur Andersen, LLP.

           RICK B. RICHARDS. Mr. Richards has been our Vice President of Casino Operations since May 1999. Mr. Richards was a Branch Manager for Hilton National Marketing from 1997 to 1999, and Vice President and Assistant General Manager of Players Island in Lake Charles, Louisiana from 1996 to 1997. From 1981 to 1997, Mr. Richards served in various casino management positions for Station Casinos, Inc., Bally's Las Vegas, Caesars Palace, and Boyd Gaming.

           CHRISTINE R. BELCASTRO. Ms. Belcastro has been our Vice President of Hotel Operations since October 1997. From April 1996 to October 1997 Ms. Belcastro was employed by Harveys as Executive Director of Hotel Operations of the Resort. From 1994 to 1996 she was employed by Harveys as Director of Hotel

Operations for the Resort. From 1992 to 1994, she was Director of Hotel Operations at the Palace Station in Las Vegas. From 1991 to 1992, Ms. Belcastro served as Director of Hotel Operations at the Sands Hotel.

           GILBERT B. FRIESEN. Mr. Friesen has been a Director since December 1997. Currently, Mr. Friesen is a private investor. From 1994 to 1997, he was Chairman of the Board of Classic Sports Network. Prior to 1994 he was a private investor.

           STEPHEN A. MARKS. Mr. Marks has been a Director since December 1997. He is the founder of French Connection Group plc, an international fashion company listed on the London Stock Exchange, and has been its Chief Executive Officer and a Director since its formation in 1969.

ITEM 11.  EXECUTIVE COMPENSATION

         Our directors receive no compensation for serving on the Board of Directors. All directors are reimbursed for expenses incurred in connection with attendance at board or committee meetings.

         The following table sets forth the compensation we paid to our Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers") for fiscal year 1999.

                                                ANNUAL COMPENSATION                           LONG TERM COMPENSATION AWARDS
                                 ---------------------------------------------------------    --------------------------------
NAME AND PRINCIPAL POSITION         YEAR      SALARY            BONUS        OTHER ANNUAL      RESTRICTED         ALL OTHER
                                                                             COMPENSATION    STOCK AWARD(S)     COMPENSATION(1)
---------------------------      -------      ------         ----------    --------------    --------------     ----------------
Peter A. Morton                     1999       $      -      $      -      $1,751,677  (2)        $      -            $    -
  Chairman of the Board,            1998              -             -       1,510,260  (2)               -                 -
  Chief Executive Officer,          1997              -             -       1,556,433  (2)               -                 -
  President and Secretary

Jonathan Swain                      1999         70,000             -               -                    -               576
  Senior Vice President of          1998              -             -               -                    -                 -
  Operations and General Manager    1997              -             -               -                    -                 -

Rick Richards                       1999         69,711             -               -                    -             1,364
  Vice President of                 1998              -             -               -                    -                 -
  Casino Operations                 1997              -             -               -                    -                 -

Christine R. Belcastro              1999        118,331        28,789                                                  8,231
  Vice President of                 1998        118,893        36,579               -                    -             5,348
  Hotel Operations                  1997         93,750        25,460               -                    -             4,369

Tjeerd R. Brink                     1999         35,961             -               -                    -               791
  Vice President of                 1998              -             -               -                    -                 -
  Finance, Chief Financial Officer  1997              -             -               -                    -                 -
  and Treasurer

Gary R. Selesner                    1999        223,677        90,000               -                    -            13,210
  Former Senior Vice President of   1998        254,137       109,200               -                    -             7,688
  Operations and General Manager    1997        211,923        93,000               -                    -(3)          4,144

Adam P. Titus                       1999        300,477        50,000               -                    -             4,975
  Former Executive Director         1998        160,000        50,000               -                    -                 -
  of Construction                   1997         14,321             -               -                    -                 -


------------------------------
(1) All Other Compensation consists of contributions made by us to the Hand Rock 401(k) Plan, on behalf of Ms. Belcastro in the amount of $4,845, Mr. Selesner in the amount of $3,831 and Mr. Titus in the amount of $3,299. In addition, All Other Compensation consists of insurance premiums on term life insurance and medical reimbursements paid by us in the amount of $576 for Mr. Swain, $1,364 for Mr. Richards, $3,386 for Ms. Belcastro, $791 for Mr. Brink, $9,379 for Mr. Selesner and $1,676 for Mr. Titus.

(2) Mr. Morton received his compensation in the form of a supervisory fee. See "Employment Agreements." A portion of the supervisory fee was paid directly to the 510 Development Corporation, a corporation owned 100% by Mr. Morton.

(3) In October 1997, Mr. Selesner entered into an agreement with us, whereby he would have, under certain circumstances, received 768 shares of our Class B common stock. 20% of his shares would vest each year for the following three years, with the remaining 40% vesting in the year 2001, provided that he did not resign or have his employment terminated for cause during this vesting period. During fiscal year 1999, Mr. Selesner's employment with us ceased. We have determined that no shares vested under this agreement. For more information, see the section "Legal Proceedings."

EMPLOYMENT AGREEMENTS

         Mr. Morton has entered into an amended and restated supervisory agreement with us, which expires on December 31, 2022 (the "Supervisory Agreement"). Mr. Morton has the option to renew the Supervisory Agreement for two successive fifteen year terms. Pursuant to the terms of the agreement, Mr. Morton is to provide consulting and supervisory services to us in exchange for 2.0% of our annual gross revenues (as defined therein), which excludes the value of any complimentary goods or services. Such payments will be subordinated to our debt. We will reimburse Mr. Morton for all costs and expenses incurred by him in connection with services provided to us. In the event either we are or Mr. Morton is in Default (as defined in the Supervisory Agreement), the non-defaulting party may terminate the Supervisory Agreement after the other party has received the opportunity to cure such default.

         Mr. Swain has entered into an employment agreement, dated August 17, 1999 (the "Swain Employment Agreement"), which has a term of three years. Mr. Swain will serve as our Senior Vice President and General Manager. We will pay Mr. Swain a base salary of $260,000 per year and an annual bonus determined by our Board of Directors. If Mr. Swain is terminated without Cause(as defined in the Swain Employment Agreement), Mr. Swain will receive a termination fee in an amount equal to (i)one hundred percent(100%) if such termination occurs within twelve months of the Commencement Date of this Swain Employment Agreement or (ii) fifty percent (50%) if such termination occurs thereafter, of the remainder of the Base Salary which would otherwise be due Mr. Swain pursuant to the Swain Employment Agreement but for such termination, to be paid in the manner and at the rate Mr. Swain had received immediately prior to such termination pursuant to Section 3.1 of the Swain Employment Agreement and we shall have no further obligation to Mr. Swain under the Swain Employment Agreement.

         Mr. Richards has entered into an employment agreement, dated August 17, 1999, which has a term of two years and may be extended by mutual agreement for successive one year terms on the same or mutually agreeable terms. Mr. Richards will serve as Vice President of Gaming Operations of the Company. We will pay to Mr. Richards a base salary of $125,000 per year and an annual bonus to be determined by our Board of Directors. If Mr. Richards is terminated by us without Cause (as defined in the agreement), we will pay Mr. Richards the lesser of $62,500 or the remainder of the base salary which would otherwise be due under the agreement.

         During the fiscal year 1999, Messrs. Titus and Selesner ended their respective employment relationships with us. We entered into a severance agreement with Mr. Titus on October 1, 1999, whereby he agreed to release us from our obligations under his employment agreement in exchange for a payment of $150,000. Mr. Selesner's employment with us ceased in August 1999. No agreements have been reached in connection with the cessation of Mr. Selesner's employment. For additional information, see the section "Legal Proceedings."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         We did not have a Compensation Committee during 1999. Messrs. Morton and Swain each participated in the determination of officers' compensation during 1999.

INDEMNIFICATION OF DIRECTORS AND OFFICERS AND LIMITATION OF LIABILITY

         Chapter 78 of the Nevada Revised Statutes (the "NRS"), Article SIXTH of our Articles of Incorporation and Article VII of our Bylaws contain provisions for indemnification of our directors and officers. The Bylaws require us to indemnify such persons to the fullest extent permitted by Nevada law. Each person will be indemnified in any proceeding if he acted in good faith and in a manner which he reasonably believed to be in, or not opposed to, our best interests, and with respect to any criminal proceeding, had no reasonable cause to believe, was unlawful. Indemnification would cover expenses reasonably incurred, including attorneys' fees, judgments, fines and amounts paid in settlement. Our Bylaws provide that our Board of Directors may cause us to purchase and maintain insurance on behalf of any present or past director or officer insuring against any liability asserted against such person incurred in the capacity of director or officer or arising out of such status, regardless of whether we would have the power to indemnify such person.

         In addition, we have, with the approval of the stockholders, entered into an Indemnification Agreement with each of our directors. These agreements will require us to indemnify any director, to the fullest extent permitted by law, who is or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation (including discovery), whether conducted by us or any other party, that such director in good faith believes might lead to the institution of any action, suit or proceeding, whether civil, criminal, administrative, investigative or other by reason of (or arising in part out of) any event or occurrence related to the fact that such director is or was our director, officer, employee, agent or fiduciary, or is or was serving at our request as a director, officer, employee, trustee, agent or fiduciary of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise, or by reason of anything done or not done by such director in any such capacity.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

         We have included in our Articles of Incorporation a provision that limits personal liability for breach of the fiduciary duty of its directors or officers, except for liability for acts or omissions involving intentional misconduct, fraud or a knowing violation of law and liability based on payments of improper dividends.

ITEM 12.  PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information with regard to the beneficial ownership of our common and preferred stock as of the date of this Report by (i) each person who, to the knowledge of management, owned beneficially more than 5% of the outstanding shares of common stock or (ii) by each director and Named Executive Officer and (iii) all directors and executive officers as a group:


NAME AND ADDRESS OF OWNER                  NUMBER    PERCENT    NUMBER    PERCENT    NUMBER    PERCENT
-------------------------                  ------    -------    ------    -------    ------    -------
                                                CLASS A              CLASS B              CLASS A
                                               (VOTING)           (NON-VOTING)
                                               --------           ------------            -------
                                                  COMMON STOCK OWNED (1)            PREFERRED STOCK OWNED(1)
                                                  ----------------------            ------------------------
Lily Pond Investments, Inc. (2).........     12,000    100.0%     59,487     92.9%          -         -
Peter A. Morton (2).....................     12,000    100.0%     59,487     92.9%     28,000    100.0%
Jonathan Swain..........................          -         -          -     -              -         -
Tjeerd R. Brink.........................          -         -          -     -              -         -
Rick B. Richards........................          -         -          -     -              -         -
Christine R. Belcastro..................          -         -          -     -              -         -
Gary R. Selesner........................          -         -          -     -              -         -
Adam P. Titus...........................          -         -          -     -              -         -
Gilbert B. Friesen......................          -         -        250     *              -         -
Stephen A. Marks........................          -         -      1,000      1.5%          -         -
All directors and officers as a group
(7 persons).............................     12,000    100.0%     60,737     94.4%     28,000    100.0%


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

(2) As the majority stockholder of Lily Pond, Mr. Morton controls the voting and disposition of all of our voting securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS RELATED TO THE "HARD ROCK" BRAND NAME

         Prior to the sale to Rank of Mr. Morton's interest in the Hard Rock Cafe businesses and ancillary rights in June 1996, Hard Rock Cafe Licensing Corporation, which was 40.0% owned by Mr. Morton, owned the right to use the "Hard Rock" name in connection with hotel casinos and casinos in the Morton Territory. Hard Rock Cafe Licensing Corporation licensed this right to Mr. Morton, who in turn sublicensed the right to use the "Hard Rock Hotel" trademark in Las Vegas to Lily Pond and Lily Pond assigned such right to us.

         Upon the sale of his interest in the Hard Rock Cafes to Rank in June 1996, Mr. Morton and Rank entered into a trademark licensing agreement whereby Mr. Morton received an exclusive, perpetual, royalty-free license (subject to certain termination provisions designed to protect the quality of the trademarks) to use the "Hard Rock Hotel" and "Hard Rock Casino" trademarks in connection with hotel casinos and casinos in the Morton Territory. Mr. Morton in turn entered into a sublicensing agreement with us in which we obtained the exclusive right (subject to certain termination provisions designed to protect the quality of the trademarks) to use the "Hard Rock Hotel" and "Hard Rock Casino" trademarks in connection with the Resort for a term lasting as long as we shall have any outstanding indebtedness pursuant to the Notes or our current credit facility.

TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

           We have entered into the Supervisory Agreement with Mr. Morton which expires on December 31, 2022. Subject to certain conditions, Mr. Morton has the option to renew the agreement for two successive fifteen year terms. Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to us in exchange for 2.0% of our annual gross revenues (as defined therein), which excludes the value of any complimentary goods or services. We will reimburse Mr. Morton for all costs and expenses incurred by him in connection with services he provides to us.
In the event either we are or Mr. Morton is in Default (as defined in the agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default. Total supervisory fee expenses for fiscal year 1999 were approximately $1.7 million.

         Entities controlled by Mr. Morton have provided, and will continue to provide, additional support services for the development, opening and ongoing improvement and operation of the Resort. These entities have been, and will continue to be, reimbursed for the expenses relating to the provision of these services (including, without limitation, employee salary and benefits and allocated overhead). Expenses related to these services aggregated approximately $1.1 million for fiscal year 1999.

SALE OF PREFERRED STOCK TO MR. MORTON

           On August 31, October 1, October 29, and November 2, 1999, we issued and sold for $2.5 million, $5.5 million, $2.0 million and $18.0 million, respectively, a like aggregate liquidation preference of our 9 1/4% Series A Cumulative Preferred Stock ("Series A Preferred") to Mr. Morton, our President, Chairman of our Board of Directors and majority shareholder. The Series A Preferred pays dividends cumulatively from the date of issue out of funds legally available for that purpose in cash in arrears on November 30 and May 31 of each year commencing November 30, 1999. Any amounts not paid in cash cumulate and are compounded semi-annually at a rate of 9 1/4% per year until paid. The Series A Preferred matures 91 days following the earlier of either April 1, 2005, or the repayment of the Notes. For more information, see "Management's Discussion and Analysis of Our Financial Condition and Results of Operations -- Liquidity and Capital Resources."

COMPLETION GUARANTY

         Pursuant to the Completion Guaranty, Mr. Morton guaranteed, subject to certain conditions and limitations, payment of construction and development costs in excess of $100.0 million, up to a maximum of $23.0 million. Under certain of our debt agreements, we were prohibited from implementing a discretionary change that would cause budgeted construction and development costs to exceed $87.0 million, unless Mr. Morton increased the maximum amount available under the Completion Guaranty, in the amount of such budgeted excess. On or about April 8, 1999, Mr. Morton agreed to an increase in the budgeted construction and development cost to $100.0 million, and the increased obligation to a maximum amount of $23.0 million. We have completed construction of our Expansion for approximately $100.0 million.

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

         (b) Reports on Form 8-K filed during the last quarter of fiscal 1998; none

         (c)       The following Exhibits are filed as part of this report:



     EXHIBIT
     NUMBER                                    DESCRIPTION
     ------                                    -----------
       3.          CERTIFICATE OF INCORPORATION AND BY-LAWS

      *3.1 Second Amended and Restated Certificate of Incorporation of the Company.

     **3.2         Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

     **3.3         Certificate of Designation of 9 1/4% Series A Cumulative Preferred Stock, no par value per share.

      *3.4         Second Amended and Restated By-Laws of the Company

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

   ***10.2         Amendment to No.1 to Loan Agreement.

  ****10.3         Amendment to No.2 to Loan Agreement.

     *10.4         Make Well Agreement, dated as of March 23, 1998, among Peter
                   A. Morton, Bank of America National Trust and Savings
                   Association and the Lenders party to the Loan Agreement, dated as of March 23, 1998.

     *10.5         Amended and Restated Supervisory Agreement, dated as of
                   October 21, 1997, between the Company and Peter A. Morton.

     *10.6         Employment Agreement, dated October 8, 1997, between the
                   Company and Gary R. Selesner.

     *10.7         Amended and Restated Letter Agreement, dated as of March 4,
                   1998, between the Company, Lily Pond Investments, Inc. and
                   Gary R. Selesner.

     *10.8         Trademark Sublicense Agreement, dated October 24, 1997, between the Company and Peter A. Morton.

     *10.9         Amendment No.1 to Trademark Sublicense Agreement, dated as of
                   March 23, 1998, between the Company and Peter A. Morton.

    **10.10        Subscription Agreement for 2,500 shares of 9 1/4% Series A
                   Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated
                   August 31, 1999, between Peter Morton and the Company.

    **10.11        Subscription Agreement for 5,500 shares of 9 1/4% Series A
                   Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated
                   October 1, 1999, between Peter Morton and the Company.

    **10.12        Employment Agreement, dated August 17, 1999, between the Company and Jonathan Swain.

    **10.13        Employment Agreement, dated August 17, 1999, between the Company and Rick Richards.

      10.14        Waiver Agreement, dated November 4, 1999, between the Company and the lenders party to the Loan Agreement, Bank of America National Trust and Savings Association, as Agent,
                   and Bear, Stearns & Co., Inc. as Co-Agent.

      10.15        Subscription Agreement for 2,000 shares of 9 1/4% Series A
                   Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated
                   October 29, 1999, between Peter Morton and the Company.

      10.16        Subscription Agreement for 18,000 shares of 9 1/4% Series A
                   Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated
                   November 2, 1999, between Peter Morton and the Company.

      12.          RATIO OF EARNINGS TO FIXED CHARGES.

      12.1 Statement regarding the computation of ratio of earnings to fixed charges for the Company.

      24.          POWERS OF ATTORNEY.

      24.1         Power of Attorney (included in signature page).

      27.          FINANCIAL DATA SCHEDULE.

      27.1         Financial Data Schedule for the year ended November 30, 1998.

* Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 21, 1998 (File No. 333- 53211).

** Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended August 31, 1999 (File No. 333-53211).

*** Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended May 31, 1998 (File No. 333-53211).

**** Incorporated by reference to designated exhibit to our Report on Form 10-Q filed with the Securities and Exchange Commission for the quarter ended May 31, 1999 (File No. 333-53211).

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates" or "expects" used in the our press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the our gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the our officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the our key markets; severe and unusual weather in the our key markets; and adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof. See "Business--Risk Factors."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this ___ day of February, 2000.

                              HARD ROCK HOTEL, INC.

                                        By:
                                             --------------------------------
                                                  Peter A. Morton
                                               CHAIRMAN, PRESIDENT,
                                              CHIEF EXECUTIVE OFFICER
                                                  AND SECRETARY

         We, the undersigned officers and directors of Hard Rock Hotel, Inc., hereby severally constitute Tjeerd R. Brink and Brian Ogaz and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and generally do all such things in our name and behalf in such capacities to enable Hard Rock Hotel, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such amendments.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



                                Chairman, Chief
-----------------------------   Executive Officer,            February   , 2000
     Peter A. Morton            President and Secretary                --



                                Chief Financial Officer,
-----------------------------   Treasurer (Principal          February   , 2000
     Tjeerd R. Brink            Accounting Officer)                    --



                                Director                      February   , 2000
-----------------------------                                          --
     Gilbert B. Friesen


                                Director                      February   , 2000
-----------------------------                                          --
     Stephen A. Marks

                            HARD ROCK HOTEL, INC.

                        INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----
Report of Ernst & Young LLP, Independent Auditors....................F-2

Balance Sheets at November 30, 1998 and 1999.........................F-3

Statements of Operations for the years ended November 30,
1997, 1998 and 1999..................................................F-4

Statements of Shareholders' Equity (Deficit) for the years ended
November 30, 1997, 1998 and 1999.....................................F-5

Statements of Cash Flows for the years ended November 30,
1997, 1998 and 1999..................................................F-6

Notes to Financial Statements........................................F-7

Schedule II -- Valuation and Qualifying Accounts.....................S-1

                         Report of Independent Auditors


The Board of Directors
Hard Rock Hotel, Inc.

We have audited the accompanying balance sheets of Hard Rock Hotel, Inc. as of November 30, 1998 and 1999, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hard Rock Hotel, Inc. at November 30, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1999, in conformity with accounting principles generally accepted in the United States.

                                                              Ernst & Young LLP

Reno, Nevada
January 21, 2000

                              Hard Rock Hotel, Inc.

                                 Balance Sheets

                                                                                 NOVEMBER 30,
                                                                     --------------------------------------
                                                                            1998               1999
                                                                     ------------------- ------------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $   4,567,535       $   2,039,571
   Accounts receivable, net of allowance for doubtful accounts of
     $200,000 in 1998 and $449,000 in 1999                                 3,274,644           6,369,744
   Income tax refund receivable                                              194,237              86,686
   Inventories                                                             1,208,126           1,579,934
   Prepaid and other current assets                                        1,480,469           1,512,710
   Deferred income taxes                                                     764,740             791,876
                                                                     ------------------- ------------------
Total current assets                                                      11,489,751          12,380,521

Property and equipment, net, at cost                                     123,884,994         181,961,281
Other assets                                                               7,018,798           5,570,507
                                                                     ------------------- ------------------
Total assets                                                           $ 142,393,543       $ 199,912,309
                                                                     =================== ==================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                    $   2,738,194       $   3,460,902
   Construction related payables                                          13,000,218           2,744,714
   Accrued expenses                                                        4,473,594           7,043,811
   Accrued interest payable                                                1,984,543           2,603,481
   Current obligations under capital leases                                  105,861              93,456
                                                                     ------------------- ------------------
Total current liabilities                                                 22,302,410          15,946,364

Deferred income taxes                                                        764,740             791,876
Obligations under capital leases                                              93,452                   -
Long-term debt due after one year                                        130,500,000         179,000,000

Commitments and contingencies (NOTE 8)

Redeemable commmon stock (NOTE 8)                                            325,000                   -

Redeemable preferred stock, 9 1/4 Series A Cumulative, no par value:
     Authorized shares - 40,000
     Issued and outstanding shares - 28,000 in 1999                                -          28,296,771

Shareholders' deficit:
   Common stock, Class A voting, no par value:
     Authorized shares - 40,000
     Issued and outstanding shares - 12,000 in 1998 and 1999                       -                   -
   Common stock, Class B non-voting, no par value:
     Authorized shares - 160,000
     Issued and outstanding shares - 64,023 in 1998 and 1999                       -                   -
   Paid-in capital                                                         7,508,250           7,508,250
   Accumulated deficit                                                   (19,100,309)        (31,630,952)
                                                                     ------------------- ------------------
Total shareholders' deficit                                              (11,592,059)        (24,122,702)
                                                                     =================== ==================
Total liabilities and shareholders' deficit                            $ 142,393,543       $ 199,912,309
                                                                     =================== ==================

SEE ACCOMPANYING NOTES.

                              Hard Rock Hotel, Inc.

                            Statements of Operations


                                                                         YEARS ENDED NOVEMBER 30,
                                                           ------------------------------------------------
                                                               1997            1998             1999
                                                           -------------- ---------------- ----------------
Revenues:
   Casino                                                     $35,394,705    $36,070,304      $37,154,791
   Lodging                                                     12,919,081     12,988,375       18,860,025
   Food and beverage                                           16,704,645     18,972,558       24,488,109
   Retail                                                      15,404,467     11,714,519       11,492,458
   Other income                                                 2,075,603      2,108,646        4,283,769
                                                           -------------- ---------------- ----------------
                                                               82,498,501     81,854,402       96,279,152
   Less complimentaries                                        (5,450,065)    (6,189,032)      (7,872,049)
                                                           -------------- ---------------- ----------------
Net revenues                                                   77,048,436     75,665,370       88,407,103

Costs and expenses:
   Casino                                                      17,920,669     18,640,241       21,998,809
   Lodging                                                      4,148,942      3,952,576        5,360,175
   Food and beverage                                           10,360,347     11,405,193       15,427,968
   Retail                                                       7,102,229      5,503,343        5,232,328
   Other                                                          942,920        951,845        2,120,814
   Marketing                                                    3,173,822      4,251,989        4,408,109
   General and administrative                                  15,140,052     14,607,166       15,821,293
   Depreciation and amortization                                5,503,071      5,747,114       10,527,006
   Charge for termination of Management
     Agreement (NOTE 5)                                        24,715,000              -                -
   Pre-opening expenses                                                 -              -        5,038,095
                                                           -------------- ---------------- ----------------
Total costs and expenses                                       89,007,052     65,059,467       85,934,597
                                                           -------------- ---------------- ----------------

Income (loss) from operations                                 (11,958,616)    10,605,903        2,472,506

Interest and other:
   Interest expense, net                                       (5,585,280)   (10,766,209)     (14,678,824)
   Other expenses, net                                            (31,763)             -          (27,554)
                                                           -------------- ---------------- ----------------
                                                               (5,617,043)   (10,766,209)     (14,706,378)
                                                           -------------- ---------------- ----------------

Loss before extraordinary loss
   and income tax benefit                                     (17,575,659)      (160,306)     (12,233,872)

Income tax benefit                                              1,168,000              -                -
                                                           -------------- ---------------- ----------------
Loss before extraordinary loss                                (16,407,659)      (160,306)     (12,233,872)
Extraordinary loss - early extinguishment of debt (NOTE 3)     (1,081,350)    (3,495,777)               -
                                                           -------------- ---------------- ----------------
Net loss                                                     $(17,489,009)   $(3,656,083)    $(12,233,872)
                                                           ============== ================ ================
Net loss per common share                                    $    (143.84)   $    (48.09)    $    (160.92)
                                                           ============== ================ ================
Shares used in per share calculation                         $    121,586    $    76,023     $     76,023
                                                           ============== ================ ================

SEE ACCOMPANYING NOTES.

                                                Hard Rock Hotel, Inc.

                                    Statements of Shareholders' Equity (Deficit)


                                      Class A common stock     Class B common stock                   Retained        Total
                                     ----------------------   ----------------------    Paid-in       earnings      shareholders'
                                       Shares        Amount    Shares        Amount     capital       (deficit)    equity (deficit)
                                     ----------------------------------------------------------------------------------------------
Balances at November 30, 1996            20,000      $    -   106,705       $     -   $28,717,250   $  2,044,783   $ 30,762,033

Net loss                                      -           -         -             -             -    (17,489,009)   (17,489,009)

Charge to paid-in capital - Buyout
   Agreement (NOTE 5)                    (8,000)          -   (42,682)            -   (21,209,000)             -    (21,209,000)
                                     ----------------------------------------------------------------------------------------------

Balances at November 30, 1997            12,000           -    64,023             -     7,508,250    (15,444,226)    (7,935,976)

Net loss                                      -           -         -             -             -     (3,656,083)    (3,656,083)
                                     ----------------------------------------------------------------------------------------------

Balances at November 30, 1998            12,000           -    64,023             -     7,508,250    (19,100,309)   (11,592,059)

ACCRUED DIVIDENDS ON REDEEMABLE               -           -         -             -          -          (296,771)      (296,771)
   PREFERRED STOCK

NET LOSS                                      -           -         -             -          -       (12,233,872)   (12,233,872)
                                     ----------------------------------------------------------------------------------------------

BALANCES AT NOVEMBER 30, 1999            12,000      $    -    64,023       $     -   $ 7,508,250   $(31,630,952)  $(24,122,702)
                                     ==============================================================================================




SEE ACCOMPANYING NOTES.

                              Hard Rock Hotel, Inc.

                            Statements of Cash Flows

                                                                    YEARS ENDED NOVEMBER 30,
                                                         ------------------------------------------------
                                                              1997           1998            1999
                                                         ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(17,489,009)   $(3,656,083)    $(12,233,872)
Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
        Depreciation and amortization                         5,503,071      5,747,114      10,527,006
        Amortization of loan fees                               370,762        676,047         974,393
        Compensation accrual for common stock to be              25,000        300,000        (325,000)
        issued
        Early extinguishment of debt                          1,081,350      3,495,777               -
        Gain on sale of property and equipment                  (35,834)             -               -
        Deferred income taxes                                   263,041              -               -
        Changes in operating assets and liabilities:
          Accounts receivable                                  (294,151)      (308,082)     (3,095,100)
          Income tax refund receivable                       (2,443,041)     2,248,804         107,551
          Inventories                                           (37,193)      (142,253)       (371,808)
          Prepaid and other current assets                      (24,019)      (645,398)        (32,241)
          Accounts payable                                      934,029       (154,574)        722,708
          Accrued expenses                                      (54,740)      (382,341)      2,570,217
          Interest payable                                       19,189      1,907,376         618,938
          Income taxes payable                                 (869,401)             -               -
                                                         ------------------------------------------------
Net cash provided by (used in) operating activities         (13,050,946)     9,086,387        (537,208)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment                          (2,556,657)   (39,802,207)    (68,274,893)
Construction related payables                                         -     13,000,218     (10,255,504)
Decrease (increase) in other assets                              57,652     (1,099,450)        145,498
Proceeds from sale of property and equipment                    346,951              -               -
                                                         ------------------------------------------------
Net cash used in investing activities                        (2,152,054)   (27,901,439)    (78,384,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Charges to paid-in capital related to Buyout Agreement      (21,209,000)             -               -
Incurrence of loan fees on new debt                          (3,675,972)    (5,517,992)              -
Proceeds from issuance of debt                              105,700,000    131,500,000      66,500,000
Proceeds from issuance of preferred stock                             -              -      28,000,000
Payment of obligations on property to be developed           (6,854,201)             -               -
Principal payments on long-term debt                        (60,400,000)  (106,700,000)    (18,000,000)
Payments on capital lease obligations                          (102,030)      (113,502)       (105,857)
                                                         ------------------------------------------------
Net cash provided by financing activities                    13,458,797     19,168,506      76,394,143

                                                         ------------------------------------------------
Net increase (decrease) in cash and cash equivalents         (1,744,203)       353,454      (2,527,964)
Cash and cash equivalents at beginning of year                5,958,284      4,214,081       4,567,535
                                                         ------------------------------------------------
Cash and cash equivalents at end of year                   $  4,214,081    $ 4,567,535     $ 2,039,571
                                                         ================================================

SEE ACCOMPANYING NOTES.

                              Hard Rock Hotel, Inc.

                          Notes to Financial Statements

                        November 30, 1997, 1998 and 1999


1.   ACCOUNTING POLICIES

BASIS OF PRESENTATION AND NATURE OF BUSINESS

Hard Rock Hotel, Inc. (the "Company"), a Nevada corporation incorporated on August 30, 1993, operates a hotel-casino in Las Vegas, Nevada. The Company was formed as a joint venture between Lily Pond Investments, Inc. ("Lily Pond"), a Nevada corporation principally owned by Peter Morton, and Harveys Casino Resorts ("Harveys"), a Nevada corporation. Mr. Morton granted a sublicense to the Company, pursuant to which the Company holds the exclusive right to use the "Hard Rock Hotel" trademark for the Company's operations in Las Vegas. During 1997, the Company redeemed all of Harveys outstanding common stock in the Company (Note 5).

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and in banks and interest bearing deposits with maturities at the date of purchase of three months or less. Cash equivalents are carried at cost which approximates market. The Company maintains the majority of its cash and cash equivalents in one financial institution. During the years ended November 30, 1997, 1998 and 1999, the Company paid interest of approximately $5,230,000, $7,753,000 (net of $793,000 capitalized) and $13,093,000 (net of $2,264,000 capitalized), respectively, and income taxes of approximately $2,025,000, $0 and $0, respectively.

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

                              Hard Rock Hotel, Inc.

1.   ACCOUNTING POLICIES (CONTINUED)

PRE-OPENING COSTS AND EXPENSES

Pre-opening costs incurred during 1998 in connection with the expansion of the Company's facility were capitalized, and during 1999 these costs were charged to expense when the expansion was completed in May 1999. At November 30, 1998, capitalized pre-opening costs aggregated $843,000 and were included in other assets on the accompanying balance sheets.

INVENTORIES

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market.

DEPRECIATION AND AMORTIZATION

Buildings and improvements, equipment, furniture and fixtures, and memorabilia are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets which range from five to 45 years.

ADVERTISING COSTS

The Company expenses the costs of all advertising campaigns and promotions as they are incurred. Total advertising expenses (exclusive of pre-opening) for the years ended November 30, 1997, 1998, and 1999 amounted to approximately $788,000, $772,000 and $1,041,000, respectively. These expenses are included in marketing expenses in the accompanying statements of operations.

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

                              Hard Rock Hotel, Inc.

1.   ACCOUNTING POLICIES (CONTINUED)

CASINO REVENUES AND COMPLIMENTARIES

In accordance with industry practice, the Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of rooms, food and beverage, and other complimentaries provided to customers without charge. The estimated costs of providing such complimentaries have been classified as casino operating expenses through interdepartmental allocations as follows:


                                                                       YEARS ENDED NOVEMBER 30,
                                                          -------------------------------------------------
                                                                 1997            1998            1999
                                                          -------------------------------------------------
Food and beverage                                           $   2,415,203   $   1,987,233   $   2,352,310
Lodging                                                           838,617       1,120,747       1,539,918
Other                                                             122,371         134,364         214,982
                                                          -------------------------------------------------
Total costs allocated to casino operating costs             $   3,376,191   $   3,242,344   $   4,107,210
                                                          =================================================


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

The following table summarizes the Company's earnings per common share before and after extraordinary items:

                                                                          YEARS ENDED NOVEMBER 30,
                                                       -----------------------------------------------------
                                                             1997             1998              1999
                                                       ----------------- ---------------- ------------------
Income (loss) before extraordinary item                   $  (134.95)         $  (2.11)        $(160.92)
Extraordinary loss                                             (8.89)           (45.98)                -
                                                       ----------------- ---------------- ------------------
Net income (loss) per common share                        $  (143.84)         $ (48.09)        $(160.92)
                                                       ================= ================ ==================

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform with the 1999 presentation.

2.       INVENTORIES

Inventories consist of the following:


                                                                                 NOVEMBER 30,
                                                                     --------------------------------------
                                                                            1998               1999
                                                                     ------------------- ------------------
Retail merchandise                                                     $     829,608       $     799,901
Restaurants and bars                                                         247,906             605,067
Operating supplies                                                           130,612             174,966
                                                                     ------------------- ------------------
                                                                       $   1,208,126       $   1,579,934
                                                                     =================== ==================

                              Hard Rock Hotel, Inc.

                    Notes to Financial Statements (continued)


3.   OTHER ASSETS

Other assets consist of the following:


                                                                                 NOVEMBER 30,
                                                                     --------------------------------------
                                                                            1998               1999
                                                                     ------------------- ------------------
Unamortized loan fees and financing costs on the
   Notes and  New Credit Facility (Note 6), net of
   accumulated amortization of $531,893 in 1998 and                       $4,986,099          $4,119,703
   $1,506,286 in 1999
Organization costs, net of accumulated amortization
   of $196,639 in 1998 and $286,846 in 1999                                  196,579             115,998
Prepaid gaming taxes                                                         370,228             338,770
China, glassware, utensils, linens, and other supplies                       395,242             996,036
Other long-term assets, including pre-opening costs of
   approximately $843,000 in 1998                                          1,070,650                   -
                                                                     ------------------- ------------------
                                                                          $7,018,798          $5,570,507
                                                                     =================== ==================

Loan fees and other financing costs are being amortized over the life of the respective loans. Organization costs are being amortized over a period of five years. Base stocks of china, glassware, utensils and linens are being amortized using the straight-line method over three years to 25% of original cost, with replacements expensed at the time of purchase.

In connection with the execution of the Notes, the Company's existing credit facility was paid in its entirety in March 1998 (Note 6). In connection with this early retirement, the Company wrote-off approximately $3,496,000 in unamortized loan fee costs in 1998, which amounts were recorded as an extraordinary loss in the accompanying statements of operations for the year ended November 30, 1998.

In connection with the execution of the existing credit facility, the Company paid off debt under a previous credit facility in its entirety in October 1997. In connection with this early retirement, the Company wrote-off approximately $1,081,000 in unamortized loan fee costs in October 1997, which amounts were recorded as an extraordinary loss in the accompanying statements of operations for the year ended November 30, 1997.

                              Hard Rock Hotel, Inc.

4.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                                                 NOVEMBER 30,
                                                                     --------------------------------------
                                                                            1998               1999
                                                                     ------------------- ------------------
Land                                                                 $      21,015,060   $      21,015,060
Buildings and improvements                                                  73,314,982         160,360,136
Equipment, furniture and fixtures                                           16,454,737          28,117,070
Memorabilia                                                                  2,363,955           2,906,286
Construction in progress                                                    30,921,426                -
                                                                     ------------------- ------------------
                                                                           144,070,160         212,398,552
Less accumulated depreciation and amortization                             (20,185,166)        (30,437,271)
                                                                     ------------------- ------------------
                                                                     $     123,884,994   $     181,961,281
                                                                     =================== ==================

Construction in progress relates primarily to the expansion of the facility at November 30, 1998.

5.       AGREEMENTS WITH RELATED PARTIES

In July 1997, the Company and Lily Pond entered into a Stock Purchase and Management Buyout Agreement (the "Buyout Agreement") with Harveys to terminate the existing Management Agreement between Harveys and the Company (below). This Buyout Agreement became effective October 24, 1997. Under the terms of the Buyout Agreement, the Company purchased from Harveys its 40% share of the outstanding common stock of the Company and its rights under the Management Agreement. In consideration for this buyout, the Company paid $45,000,000 in cash to Harveys. Of the $45 million, the amounts charged to paid-in-capital and to expense followed the amounts negotiated and agreed to by the parties as reflecting the market values associated with each component of the Buyout Agreement.

The Company accounted for this transaction in their November 30, 1997 financial statements with a charge to paid-in capital ($21,209,000), and a charge to expense for the termination of the Management Agreement in the amount of $24,715,000. These amounts include transaction costs aggregating approximately $924,000.

                              Hard Rock Hotel, Inc.

5.       AGREEMENTS WITH RELATED PARTIES (CONTINUED)

The twenty-five year Management Agreement with Harveys provided for the procurement of certain management services related to the design, construction, maintenance, and continued management of the Company. As part of this agreement, the Company paid Harveys a base management fee equal to four percent of annual gross revenues, as defined, net of complimentaries for each fiscal year. In addition, Harveys was entitled to an incentive fee of up to two percent of annual gross revenues, net of complimentaries, upon exceeding certain return on investment targets as defined in the Management Agreement. Total management fees expenses for these services amounted to approximately $2,776,000, $0 and $0 for the years ended November 30, 1997, 1998, and 1999, respectively. Total incentive fees expenses for these services amounted to approximately $65,000, $0 and $0 for the years ended November 30, 1997, 1998 and 1999, respectively. These expenses are included in general and administrative expenses in the accompanying statements of operations.

As discussed above, the Management Agreement was terminated during 1997 in connection with the Buyout Agreement.

The Company entered into a twenty-five year Amended and Restated Supervisory Agreement with Peter Morton, which provides for the supervision of the development, improvement, operation, and maintenance of the Company through 2022. As part of this agreement, the Company pays to Morton a supervisory fee equal to two percent of annual gross revenues, (as defined) net of complimentaries for each fiscal year. Total supervisory fee expenses for these services for the years ended November 30, 1997, 1998 and 1999 amounted to approximately $1,556,000, $1,510,000 and $1,752,000, respectively. These expenses are included in general and administrative expenses in the accompanying statements of operations. The unpaid amounts at November 30, 1998 and 1999 ($116,000 and $983,000, respectively), are included in accrued expenses in the accompanying balance sheets.

                              Hard Rock Hotel, Inc.

5.       AGREEMENTS WITH RELATED PARTIES (CONTINUED)

In connection with its management of the resort, Harveys provided all employees for the Company through one of its subsidiaries, Harveys L.V. Management Company, Inc. (LVMC). The LVMC employees' compensation, including benefits, were paid directly by the Company. Harveys also provided certain administrative functions to the Company, including corporate information systems, internal audit, and group medical claims administration, and charged the Company for these services based upon allocations of time spent and costs incurred. These charges are included in the accompanying statements of operations and amounted to approximately $367,000, $0 and $0 for the years ended November 30, 1997, 1998 and 1999, respectively. The Company had received advances from Harveys for use in the payment of various costs and expenses. These advances were repaid on a periodic basis. Amounts owing to Harveys related to these advances and costs at November 30, 1998 and 1999, included in accrued expenses on the accompanying balance sheets, aggregated approximately $63,000 and $0, respectively.

Entities controlled by Peter Morton have provided additional technical support services for the development, opening and ongoing improvement and operation of the casino. These expenses aggregated approximately $281,000, $894,000 and $1,134,000 for the years ended November 30, 1997, 1998 and 1999, respectively, and are included in the accompanying statements of operations. Additionally, the Company expended approximately $146,000 and $389,000 during fiscal 1998 and 1999 respectively, related to pre-opening costs incurred in connection with the expansion of the Company's facility. These amounts are included with pre-opening expenses on the accompanying statement of operations for the year ended November 30, 1999.

A former director of the Company provided investment banking services to the Company and certain of its affiliates, including providing advice on the Buyout and arranging the financing of the Buyout. The Company paid approximately $628,000, $0 and $0 for such investment banking services for fiscal years 1997, 1998 and 1999, respectively.

                              Hard Rock Hotel, Inc.

6.   LONG-TERM DEBT

In March 1998, the Company obtained funding of approximately $115.9 million in net proceeds from the offering of $120 million aggregate principal amount of its 9.25%, Senior Subordinated Notes due in 2005 (the "Notes"). Of this amount, approximately $105.6 million was used to pay off an existing credit facility, including accrued interest. Concurrent with the execution of the Notes, the Company secured a senior securred reducing revolving line of credit of $67 million under a new credit facility (the "New Credit Facility") through a group of banks. In March 1999, the New Credit Facility was amended to increase the line of credit to $77 million and, in November 1999, the Company executed an agreement (the "Waiver Agreement") whereby the amount available under the New Credit Facility was reduced to $62 million. The Waiver Agreement required the Company to use a portion of the Preferred Stock Issuance (Note 11) to pay down amounts outstanding under the New Credit Facility. In addition, certain financial covenants which the Company was not in compliance with were waived and modified.

The amount available under the New Credit Facility will begin reducing to: $47.0 million as of the last day of fiscal year 2001; $32 million as of the last day of fiscal year 2002; $16.9 million as of the last day of fiscal year 2003; and will expire on March 23, 2004. Additionally, the Company may be required, upon certain circumstances, to make prepayments on the New Credit Facility each year beginning in April 2000.

The New Credit Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates. Peter Morton has entered into a make-well agreement (as defined) pursuant to which he is required to contribute certain amounts to the Company in the event certain financial covenants are not met. The New Credit Facility is secured by substantially all of the Company's property at the Las Vegas site. Interest on the New Credit Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% and aggregating 9.125% at November 30, 1999), or the Base Rate, defined as the higher of the Federal Funds Rate plus .5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%). The Company chose the LIBOR Index for all borrowings outstanding at November 30, 1999. These margins are dependent upon the Company's debt to EBITDA ratio, as defined.

                              Hard Rock Hotel, Inc.

6.       LONG-TERM DEBT (CONTINUED)

Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

Interest on the Notes is payable on each April 1 and October 1. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including all borrowings under the New Credit Facility. The Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after April 1, 2002, at a premium to the face amount ($120 million) which decreases on each subsequent anniversary date, plus accrued interest to the date of redemption. The Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, incur additional indebtedness, issue certain preferred stock and enter into transactions with affiliates.

At November 30, 1999, the Company had outstanding borrowings of $120,000,000 under the Notes and $59,000,000 under the New Credit Facility.

7.   INCOME TAXES

The income tax benefit presented in the accompanying statements of operations consists of the following:


                                                                    YEARS ENDED NOVEMBER 30,
                                                       ----------------------------------------------------
                                                             1997             1998              1999
                                                       ----------------- ---------------- -----------------
Current                                                 $      905,000    $            -               -
Deferred                                                       263,000                 -               -
                                                       ----------------- ---------------- -----------------
                                                        $    1,168,000    $            -               -
                                                       ================= ================ =================

The difference between the Company's income tax benefit as presented in the accompanying statements of operations and income tax benefit computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of loss before income taxes:

                              Hard Rock Hotel, Inc.

7.       INCOME TAXES (CONTINUED)

                                                                    YEARS ENDED NOVEMBER 30,
                                                       ----------------------------------------------------
                                                             1997             1998              1999
                                                       ----------------- ---------------- -----------------
Income tax benefit at
   the statutory rate                                         34.0%             34.0%            34.0%
Nondeductible meals and entertainment                          (.8)             (4.2)             (.1)
Valuation allowance                                          (26.9)            (29.5)           (34.2)
Other, net                                                       -               (.3)              .3
                                                       ----------------- ---------------- -----------------
                                                               6.3%                -                   -
                                                       ================= ================ =================

The significant components of the deferred income tax assets and liabilities included in the accompanying balance sheets are as follows:

                                                                                 NOVEMBER 30,
                                                                     --------------------------------------
                                                                            1998               1999
                                                                     ------------------- ------------------
Deferred income tax assets:
   Preopening costs, net of amortization                               $     462,000       $      92,000
   Accrued expenses                                                          550,000             817,000
   Net operating loss carryforwards                                        8,496,000          11,888,000
   Tax credit carryforwards                                                  183,000             421,000
                                                                     ------------------- ------------------
                                                                           9,691,000          13,218,000
Less:  valuation allowance                                                (6,091,000)        (10,613,000)
                                                                     ------------------- ------------------
Total deferred income tax assets                                           3,600,000           2,605,000
Deferred income tax liabilities:
   Depreciation and amortization                                           3,493,000           2,605,000
   Prepaid expenses                                                          107,000                  -
   Other                                                                           -                  -
                                                                     ------------------- ------------------
Total deferred income tax liabilities                                      3,600,000           2,605,000
                                                                     ------------------- ------------------
Net deferred income tax asset                                          $           -                  -
                                                                     =================== ==================

                              Hard Rock Hotel, Inc.

7.   INCOME TAXES (CONTINUED)

A valuation allowance has been established due to the Company's accumulated losses as of November 30, 1999. The Company has an operating loss carryforward of approximately $35 million to reduce future taxable income, which will expire between 2012 and 2019.

8.   COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

In October 1997, the Company and an employee of the Company entered into an employment agreement. In a separate agreement entered into at that time, the employee was to receive 768 shares of the Company's Class B common stock from the Company, 20% of which would vest in October of each year until 2001, at which point the remaining 40% would vest, provided the vesting period did not end upon the resignation or termination for cause, as defined. The Company, under certain circumstances and upon written demand from the employee, would be required to purchase the vested shares of the employee for a price of $1,953 per share. The aggregate redemption amount ($1,500,000) was being recorded as compensation expense over the service period of five years. During the year ended November 30, 1999, the employee was terminated for cause and the Company has determined no shares vested under the separate agreement and no further liability exists relative to the separate agreement. Both agreements are the subject of dispute between the Company and the former employee as of November 30, 1999. The Company believes adequate provision has been made in the accompanying financial statements for any settlement that may occur.

The Company is also a defendant in various other lawsuits relating to routine matters incidental to its business.

Management does not believe that the outcome of any of the above described litigation, in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

                              Hard Rock Hotel, Inc.

8.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES

OPERATING LEASES

The Company leases equipment under operating leases expiring through 2004. Future minimum rental payments under these operating leases by fiscal year of the Company are as follows:

2000                                                        $    117,000
2001                                                             111,000
2002                                                              67,000
2003                                                              64,000
Thereafter                                                         5,000
                                                         ------------------
                                                            $    364,000
                                                         ==================

Total rental expense was approximately $297,000, $282,000 and $408,000 during the years ended November 30, 1997, 1998 and 1999, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

SELF-INSURANCE

The Company is self-insured for workers' compensation claims, up to an annual stop loss of $200,000 per claim. The Company maintains a $2.5 million surety bond required by the State of Nevada for its self insurance workers' compensation program. Management has established reserves they consider adequate to cover estimated future payments on claims incurred by the Company through November 30, 1999.

During 1998, the Company also adopted their own plan of partial self-insurance for general liability claims, up to an annual stop loss of $25,000 per claim.

                              Hard Rock Hotel, Inc.

9.   EMPLOYEE BENEFIT PLANS

The Company maintains a discretionary cash incentive bonus plan available to eligible employees, based upon individual and company-wide goals that are established by management and the Board of Directors of the Company on an annual basis. During the years ended November 30, 1997, 1998 and 1999, the Company recorded approximately $494,000, $445,000 and $314,000, respectively, for these bonuses, which are included in the accompanying statements of operations.

The Company maintains a 401(k) profit sharing plan whereby substantially all employees over the age of 21 who have completed one year of continuous employment and 1,000 hours of service are eligible for the plan. Such employees joining the plan may contribute, through salary deductions, no less than 1% nor greater than 20% of their annual compensation. The Company, at its discretion, will match 50% of the first 6% of compensation contributed by employees. During the years ended November 30, 1997, 1998 and 1999, the Company recorded approximately $356,000, $516,000 and $481,000, respectively, for its portion of plan contributions, which are included in the accompanying statement of operations.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS (NOTE 6)

The carrying amount of the Company's borrowings under the New Credit Facility approximates the fair value at November 30, 1998 and 1999, respectively. The fair value of the Notes, which are publicly traded, approximated their carrying value at November 30, 1998, and approximated $87 million at November 30, 1999.

11.  SALE OF PREFERRED STOCK

During the fourth fiscal quarter of 1999, the Company completed the sale of 28,000 shares of 9 1/4% Series A Cumulative Preferred Stock (the "Preferred Stock") for proceeds of $28 million. The Preferred Stock was sold to Peter Morton at its stated subscription price of $1,000 per share. The Preferred Stock matures 91 days following the earlier of either April 1, 2005, or the repayment of the Notes (Note 6), together with all accrued and unpaid dividends. The Company may redeem the Preferred Stock in certain cases, pursuant to gaming laws. The Preferred Stock does not contain any conversion rights. The holders of Preferred Stock, as a class, may vote on certain matters adversely affecting the Preferred Stock, including without limitation, the creation and/or issuance of any capital stock ranking senior to the Preferred Stock.

                              Hard Rock Hotel, Inc.

11.  SALE OF PREFERRED STOCK (CONTINUED)

Dividends on the Preferred Stock are cumulative from the date of original issuance out of funds legally available for that purpose in cash in arrears on November 30 and May 31 of each year commencing on November 30, 1999, whether or not declared. Any amounts not paid in cash cumulate and are compounded semi-annually at the rate of 9 1/4% per annum until paid. The resulting liability at November 30, 1999 of approximately $297,000 has been accrued in the accompanying balance sheet.

In the event of a liquidation of the Company, the holders of the Preferred Stock will be entitled to be paid the subscription price of all outstanding shares, plus any accrued and unpaid dividends, before any payments are made to the holders of common stock.

                            Hard Rock Hotel, Inc., L.P.

                  Schedule II - Valuation and Qualifying Accounts

                    Years ended November 30, 1999, 1998 and 1997

                                 (In Thousands)

                                                     Additions       Deductions
                                    Balance at       Charged to      Write-offs,
                                   beginning of      Costs and          net of         Balance at
  Description                        Period           Expenses        Collections     End of Period
-----------------                  -----------       ---------        -----------     -------------
Year ended November 30, 1999:
 Deducted from asset accounts:
 Allowance for doubtful accounts:     $  200            $  392           $ (143)           $  449

Year ended November 30, 1998:
 Deducted from asset accounts:
 Allowance for doubtful accounts:     $  200            $  117           $ (117)           $  200

Year ended November 30, 1997:
 Deducted from asset accounts:
 Allowance for doubtful accounts:     $  350            $  102           $ (252)           $  200
