Form 10-K405/A
period 1999-11-30
HARD ROCK HOTEL INC
filed 2000-03-23
CIK 1059744

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                   FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of February, 2000.

                              HARD ROCK HOTEL, INC.

                                        By:  /s/ PETER A. MORTON
                                             --------------------------------
                                                  Peter A. Morton
                                               CHAIRMAN, PRESIDENT,
                                              CHIEF EXECUTIVE OFFICER
                                                  AND SECRETARY

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



/s/ PETER A. MORTON             Chairman, Chief
-----------------------------   Executive Officer,            February 28, 2000
     Peter A. Morton            President and Secretary



/s/ TJEERD R. BRINK             Chief Financial Officer,
-----------------------------   Treasurer (Principal          February 28, 2000
     Tjeerd R. Brink            Accounting Officer)



/s/ GILBERT B. FRIESEN          Director                      February 28, 2000
-----------------------------
     Gilbert B. Friesen


                                Director                      February   , 2000
-----------------------------                                          --
     Stephen A. Marks