Form 10-Q
period 2000-03-31
HARD ROCK HOTEL INC
filed 2000-05-15
CIK 1059744

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

                 /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from        to

                        Commission file number 333-53211

                             Hard Rock Hotel, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             California                                  88-0306263
--------------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

   4455 Paradise Road, Las Vegas NV                        89109
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (702) 693-5000

--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Common Stock outstanding by class as of May 5, 2000

                   Class of Common Stock           Shares
--------------------------------------------------------------------------------
                   Class A Common Stock            12,000
                   Class B Common Stock            64,023

                              HARD ROCK HOTEL, INC.

                                      INDEX


Part I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Condensed Balance Sheets as of March 31, 2000 and
                                November 30, 1999 (unaudited)................................................. 3

                           Condensed Statements of Operations for the three-
                                months periods ended March 31, 2000 and 1999 and the
                                one-month periods ended December 31, 1999 and 1998
                                (unaudited)................................................................... 4

                           Condensed Statements of Cash Flows for the three-
                                months periods ended March 31, 2000 and 1999 and the
                                one-month periods ended December 31, 1999 and 1998
                                (unaudited)................................................................... 5

                           Notes to Condensed Financial Statements............................................ 6

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations................................................ 7

         Item 3.           Quantitative and Qualitative Disclosures about
                           Market Risk........................................................................12

PART II  OTHER INFORMATION

         Item 1.           Legal Proceedings..................................................................13

         Item 6:           Exhibits and Reports on Form 8-K

                           (a)  Exhibits......................................................................13

                           (b)  Reports on Form 8-K...........................................................13




Part I FINANCIAL INFORMATION

         Item 1.  Financial Statements

                              HARD ROCK HOTEL, INC.
                            CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)


                                                            ASSETS

                                                                                            March 31,          November 30,
                                                                                              2000                 1999
                                                                                         ---------------      ---------------
Current assets:
   Cash and cash equivalents.......................................................     $         10,137      $         2,039
   Accounts receivable, net of allowance for doubtful accounts.....................                4,002                6,370
   Income tax refund receivable....................................................                    -                   87
   Inventories.....................................................................                1,268                1,580
   Prepaid expenses and other current assets.......................................                1,328                1,513
   Deferred income taxes...........................................................                  792                  792
                                                                                         ---------------      ---------------
     Total current assets..........................................................               17,527               12,381
                                                                                         ---------------      ---------------


Property and equipment, net of accumulated depreciation and amortization...........              178,896              181,961

Other assets.......................................................................                5,222                5,570
                                                                                         ---------------      ---------------
TOTAL ASSETS.......................................................................      $       201,645      $       199,912
                                                                                         ===============      ===============

                                             LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

   Accounts payable...............................................................       $         1,710      $         3,461
   Construction payables..........................................................                     -                2,745
   Accrued expenses...............................................................                 8,761                7,044
   Interest payable...............................................................                 6,230                2,603
   Current obligations under capital leases.......................................                    91                   93
                                                                                         ---------------      ---------------
      Total current liabilities...................................................                16,792               15,946
                                                                                         ---------------      ---------------
   Deferred income taxes..........................................................                   792                  792
   Long-term debt.................................................................               182,000              179,000
                                                                                         ---------------      ---------------
      Total long-term liabilities.................................................               182,792              179,792
                                                                                         ---------------      ---------------
          Total liabilities.......................................................               199,584              195,738
                                                                                         ---------------      ---------------
Commitments and contingencies

Redeemable preferred stock, 9 1/4 Series A Cumulative,
   no par value 40,000 shares authorized, 28,000 shares
   issued and outstanding.........................................................                29,169               28,297
                                                                                         ---------------      ---------------
Shareholders' deficit:
Common stock, Class A voting, no par value, 40,000
   shares authorized, 12,000 shares issued and
   outstanding..................................................
Common stock, Class B non-voting, no par value, 160,000
   shares authorized, 64,023 shares issued and
   outstanding....................................................................
Paid-in capital ..................................................................                 7,508                7,508
Accumulated deficit...............................................................               (34,616)             (31,631)
                                                                                         ---------------      ---------------
   Total shareholders' deficit....................................................               (27,108)             (24,123)
                                                                                         ---------------      ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.......................................       $       201,645      $       199,912
                                                                                         ===============      ===============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                              HARD ROCK HOTEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)


                                                                         Three Months Ended               One Month Ended
                                                                             March 31,                      December 31,
                                                                    ----------------------------    ----------------------------
                                                                        2000            1999            1999            1998
                                                                    ------------    ------------    ------------    ------------
Revenue:
     Casino..................................................      $      15,561   $       8,922   $       1,821   $       2,950
     Lodging                                                               6,696           3,337           1,567             799
     Food and beverage.......................................              7,873           4,510           2,252           1,299
     Retail..................................................              2,473           2,978             804           1,009
     Other income............................................              1,363             535             443             131
                                                                    ------------    ------------    ------------    ------------
         Gross revenues......................................             33,966          20,282           6,887           6,188
          Less:  promotional allowances......................             (2,295)         (1,575)           (850)           (541)
                                                                    ------------    ------------    ------------    ------------
         Net revenues........................................             31,671          18,707           6,037           5,647
                                                                    ------------    ------------    ------------    ------------
Costs and expenses:
     Casino..................................................              7,780           4,936           2,589           1,431
     Lodging.................................................              1,691             953             578             327
     Food and beverage.......................................              4,865           2,856           1,384             852
     Retail..................................................              1,137           1,378             429             446
     Other...................................................                686             245             176              55
     Marketing...............................................              1,053             473             409             283
     General and administrative..............................              4,432           3,197           2,171           1,132
     Depreciation and amortization...........................              3,137           1,572           1,220             525
                                                                    ------------    ------------    ------------    ------------
         Total costs and expenses............................             24,781          15,610           8,956           5,051
                                                                    ------------    ------------    ------------    ------------
Income (loss) from operations................................              6,890           3,097          (2,919)            596

Other income (expense):
     Interest expense, net...................................             (4,460)         (2,634)         (1,539)           (872)
     Other, net..............................................                  -               -             (36)              -
                                                                    ------------    ------------    ------------    ------------
         Total other income (expense)........................             (4,460)         (2,634)         (1,575)           (872)
                                                                    ------------    ------------    ------------    ------------

Income (loss) before provision for income taxes..............              2,430             463          (4,494)           (276)
Provision for income taxes...................................                 49               -               -               -
                                                                    ------------    ------------    ------------    ------------
NET INCOME (LOSS)............................................              2,381             463          (4,494)           (276)
Preferred stock dividends....................................                654               -             218               -
                                                                    ------------    ------------    ------------    ------------
Income (loss) applicable to common shareholders..............       $      1,727    $        463    $     (4,712)   $       (276)
                                                                    ============    ============    ============    ============
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

     Applicable to common shareholders.......................       $      22.72    $       6.09    $     (61.98)     $    (3.63)
                                                                    ============    ============    ============    ============
Weighted average number of common shares outstanding.........             76,023          76,023          76,023          76,023
                                                                    ============    ============    ============    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                             HARD ROCK HOTEL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  (in thousands, except supplemental schedule)
                                   (unaudited)


                                                                         Three Months Ended               One Month Ended
                                                                             March 31,                      December 31,
                                                                    ----------------------------    ----------------------------
                                                                        2000            1999            1999            1998
                                                                    ------------    ------------    ------------    ------------
Cash flows from operating activities:
     Net income (loss).......................................      $       2,381   $         463   $      (4,494)  $        (276)
     Adjustments to reconcile net income
       (loss) to net cash provided by (used
       in) operating activities:
         Depreciation and amortization.......................              3,137           1,572           1,220             525
         Amortization of loan fees...........................                210             237              70              72
         Deferred income taxes...............................                  -               -               -             211
         Loss on sale of property and
            equipment........................................                  -               -              36               -
         Changes in operating assets and
            liabilities:
              Accounts receivable............................                444             326           1,924             641
              Income tax refund receivable...................                 87            (211)              -             194
              Inventories....................................                436             286            (124)           (373)
              Prepaid expenses and other
                current assets...............................                  2             (63)            183              78
              Accounts payable...............................             (2,938)         (6,021)          1,187           5,938
              Accrued expenses...............................              1,286             706             431            (491)
              Interest payable...............................              2,901           2,988             726           1,051
                                                                    ------------    ------------    ------------    ------------
Net cash provided by(used in) operating activities...........              7,946             283           1,159           7,570
                                                                    ------------    ------------    ------------    ------------
Cash flow from investing activities:
     Purchases of property and equipment.....................               (206)        (24,329)         (1,122)         (7,867)
     Construction payables...................................                  -               -          (2,745)        (13,000)
     Decrease (increase) in other assets.....................                (42)            (14)            110           1,053
                                                                    ------------    ------------    ------------    ------------
Net cash provided by (used in) investing activities..........               (248)        (24,343)         (3,757)        (19,814)
                                                                    ------------    ------------    ------------    ------------
Cash flows from financing activities:
     Proceeds from issuance of debt..........................                  -          37,000           3,000           3,000
     Principal payments on long-term debt....................                  -                               -               -
     Payments on capital lease obligations...................                  -             (25)             (2)            (13)
                                                                    ------------    ------------    ------------    ------------
Net cash provided by (used in) financing activities..........                  -          36,975           2,998           2,987
                                                                    ------------    ------------    ------------    ------------
Net increase (decrease) in cash and cash
     equivalents.............................................              7,698          12,915             400          (9,257)
Cash and cash equivalents, beginning of
     Period..................................................              2,439          (4,691)          2,039           4,566
                                                                    ------------    ------------    ------------    ------------
Cash and cash equivalents, end of period.....................       $     10,137    $      8,224    $      2,439   $     (4,691)
                                                                    ============    ============    ============    ============

Supplemental disclosures of cash flow
     information:
Cash paid during the period for interest (net of amount
     capitalized of $960 and $257 in the three months ended
     March 31, 1999 and one month ended December 31, 1998,
     respectively............................................       $      1,349    $       (591)   $        693    $       (251)
                                                                    ------------    ------------    ------------    ------------
Cash paid during the period for income taxes.................       $       (401)   $         41    $          -    $          -
                                                                    ------------    ------------    ------------    ------------


Supplemental Schedule of Non-Cash Investing and Financing Activities:

     The value of the Series A cumulative redeemable preferred stock increased by approximately $654,000 and $218,000 in unpaid accrued dividends for the three month period ended March 31, 2000 and the one month period ended December 31, 1999, respectively.


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                              HARD ROCK HOTEL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Basis Of Presentation

     The accompanying unaudited financial statements of Hard Rock Hotel, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q and they do not include all information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2000. The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended November 30, 1999. The Company has made certain financial statement reclassifications for the three month period ended March 31, 1999 and the one month period ended December 31, 1998 in order to classify amounts in a manner consistent with the three month period ended March 31, 2000 and the one month period ended December 31, 1999, respectively.

2.   Long-Term Debt

     At March 31, 2000, the Company had $120.0 million outstanding in Senior Subordinated Notes and $62.0 million outstanding on its $62.0 million revolving credit facility through a group of banks.

     Interest on the Notes is payable on each April 1 and October 1. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including all borrowings under the credit facility. The Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after April 1, 2002, at a premium to the face amount ($120 million) which decreases on each subsequent anniversary date, plus accrued interest to the date of redemption. The Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, incur additional indebtedness, issue certain preferred stock and enter into transactions with affiliates.

     The amount available under the credit facility will begin reducing to:
$47.0 million as of November 30, 2001; $32 million as of November 30, 2002; $16.9 million as of November 30, 2003; and will expire on March 23, 2004. Additionally, the Company may be required, upon certain circumstances, to make repayments on the credit facility each year beginning in April 2000.

     The credit facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates. Peter Morton has entered into a make-well agreement (as defined) pursuant to which he is required to contribute certain amounts to the Company in the event certain financial covenants are not met. The credit facility is secured by substantially all of the Company's property at the Las Vegas site. Interest on the credit facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5%), or the Base Rate, defined as the higher of the Federal Funds Rate plus
 .5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%). The Company chose the LIBOR Index for all borrowings outstanding at March 31, 2000. These margins are dependent upon the Company's debt to EBITDA ratio, as defined. Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

3.   Legal Proceedings

     On August 27, 1999, Hard Rock Hotel, Inc. and Lily Pond Investments, Inc. filed a Complaint for Declaratory Judgment against Gary Selesner in the Eighth Judicial District of Clark County, Nevada, Case No. A407499, based on the termination of Gary Selesner's employment. On September 16, 1999, Gary Selesner filed an Answer and Counterclaim seeking damages alleging breach of contract and breach of implied covenant of good faith and fair dealing. Discovery in this matter is proceeding.

4.   Fiscal Year

     In February 2000, the Company changed its financial reporting year-end to December 31 of each year. Previously, the fiscal year ended on November 30. As a result of this change the Company is disclosing interim financial results for the one-month periods ended December 31, 1999 and 1998.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the company's financial statements, including the notes thereto, and the other financial information appearing elsewhere herein and by the audited financial statements and footnotes for the year ended November 30, 1999, which appear in our Annual Report on Form 10-K filed with the SEC on February 28, 2000.

MANAGEMENT CHANGES

     During the three month period ended March 31, 2000, Tjeerd Brink the former Vice President Finance, Chief Financial Officer and Treasurer of the Company, resigned his employment relationship with the Company.

     During the month of April 2000, Jim Bowen was appointed to the position of Vice President Finance, Chief Financial Officer and Treasurer of the Company. Mr. Bowen held the position of Vice President Finance for Lady Luck Gaming Corp. from 1995 to 2000. Prior to 1995, he worked for five years for KPMG, LLC, two years for the Dunes Hotel, Casino and Country Club and five years for Arthur Andersen, LLP.

OVERVIEW

     Hard Rock Hotel, Inc.'s (the "Company") sole business is the operation of the Hard Rock Hotel and Casino in Las Vegas, Nevada, which commenced operations on March 9, 1995.

     During the month of May 1999, the Company completed construction of its expansion of the resort (the "Expansion"). The Expansion included 318 additional rooms, 4 new restaurants, 6,000 square feet of ballroom/banquet facilities, new retail space, an 8,000 square foot spa/salon/fitness center and a significantly enlarged swimming pool area featuring, among other things, swim-up blackjack. Results of operations for periods prior to the completion of the Expansion may not be comparable to results of operations for periods after we completed the Expansion.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding our business strategies and expectations concerning future operations, margins, profitability, liquidity, capital expenditures and capital resources, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. Although management believes that the expectations in such forward-looking statements are reasonable, it can give no assurance that any forward looking statements will prove to be correct and actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competition in Las Vegas, government regulation related to the gaming industry, uncertainty of casino customer spending and vacationing in casino resorts in Las Vegas, occupancy rates and average room rates in Las Vegas, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure improvements in Las Vegas, and general economic and business conditions that may affect levels of disposable income and pricing of hotel rooms, and other factors described at various times in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report Form 10-Q speak only as of the date that we have filed the report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based. For more information regarding risks inherent in an investment in the Company, see the section "Business - Risk Factors" in our annual Report on Form 10-K filed on February 28, 2000.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 And 1999

     NET REVENUES. Net revenues increased 69% for the three months ended March 31, 2000 to $31.7 million compared to $18.7 million for the corresponding period of the prior year. The increase in revenues is primarily attributable to a $6.6 million or 74% increase in casino revenue, a $3.4 million or 101% increase in lodging revenue, and a $3.4 million or 75% increase in food and beverage revenue. It is also due to an increase in other income offset partially by a decrease in retail revenues and an increase in promotional allowances related to items furnished to customers on a complimentary basis.

     CASINO REVENUES. The $6.6 million increase in casino revenues was primarily due to a $4.9 million or 86% increase in table games revenue and a $1.6 million or 50% increase in slot machine revenues. The increase in table games revenues was due to increases in both table games drop and hold percentage. Table games drop increased 53% to $61.3 million from $40.2 million. Average drop per table per day increased 17% despite a 28% increase in the average number of table games in operation to 76 from 59. Table games hold percentage increased 3.1 percentage points to 17.2% from 14.1%. Slot machine revenues increased due to an increase in handle offset partially by a decrease in win percentage. Slot machine handle increased 81% to $114.5 million from $63.4 million. Slot machine win percentage decreased 0.8 percentage points to 4.1% from 4.9%. The Company decreased the average number of slot machines in operation to 656 from 723, a decrease of 67 or 9% between comparative periods. The net result of these changes in slot machine handle, win percent and average number of slot machines in operation was an increase in average win per slot machine per day to $78 from $48, an increase of $30 or 64%.

     LODGING REVENUES. The $3.4 million increase in lodging revenues was primarily due to an increase in average daily rooms available to 657 from 339 in conjunction with the 318 room expansion which opened in May 1999 and an increase in the average daily room rate ("ADR") to $108 from $104, an increase of $4 or 4%. The effects of increased ADR were partially offset by a decrease in occupancy to 95% from 97%, a decrease of 2 percentage points.

     FOOD AND BEVERAGE REVENUES. The $3.4 million increase in food and beverage revenues was primarily due to revenues from the 4 new restaurants and 6,000 square feet of ballroom/banquet facilities which opened in conjunction with the Expansion.

     RETAIL REVENUES. Retail revenues decreased to $2.5 million from $3.0 million, a decrease of $0.5 million or 17%. The decrease in retail revenues is due in part to a general market decline in the themed restaurant merchandise segment and an expansion of other retail operations in Las Vegas.

     OTHER INCOME. Other income increased to $1.4 million from $0.5 million, an increase of $0.9 million or 155%. The increase is partially due to the opening of new facilities, including the Rock Spa, Arcade and Beach Club, which had combined revenues for the three months ended March 31, 2000 of $0.4 million. Additionally, the Company recorded $0.2 million revenue related to chip float, representing commemorative and other chips and tokens in public circulation management believes will never be redeemed.

     PROMOTIONAL ALLOWANCES. Promotional allowances increased to $2.3 million from $1.6 million, an increase of $0.7 million or 46%. The increase is due to increases in casino customers and a greater array of available amenities as a result of the Expansion. As a percentage of casino revenues; however, promotional allowances decreased from 18% to 15%, a decrease of 3 percentage points as a result of focusing offerings on premium customers.

     CASINO EXPENSES. Casino expenses as a percentage of casino revenues decreased to 50% from 55%, a decrease of 5 percentage points. The decrease was primarily due to decreases in labor costs and the cost of rooms, food and beverage furnished to customers on a complimentary basis in relation to casino revenues offset partially by cash incentives to slot machine customers which began being offered in January 2000 pursuant to changes in the slot club program.

     LODGING EXPENSES. Lodging expenses, prior to reclassifying the cost of complimentaries, decreased as a percentage of lodging revenues to 32% from 38%, a decrease of 6 percentage points. The decrease is due primarily to decreases in administrative, telephone operator and concierge labor costs in relation to lodging revenues.

     FOOD AND BEVERAGE COSTS AND EXPENSES. Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries, decreased to 70% from 74%, a decrease of 4 percentage points. The decrease is primarily due to decreases in administrative and banquet labor costs in relation to food revenues and a decrease in the cost of beverages in relation to beverage revenues.

     RETAIL COSTS AND EXPENSES. Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries, increased to 50% from 47%, an increase of 3 percentage points. The increase is due primarily to increases in labor costs and the cost of retail items in relation to retail revenues.

     OTHER COSTS AND EXPENSES. Other costs and expenses in relation to other income, prior to reclassifying the cost of complimentaries, increased to 50% from 46%, an increase of 4 percentage points. The increase is primarily due to relative labor percentages at new facilities, including the Rock Spa and Beach Club, being higher than relative labor percentages in other operating departments.

     MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses in relation to gross revenues decreased to 16% from 18%, a decrease of 2 percentage points. The relative decrease is primarily due to fixed costs related to the Expansion increasing at a lower rate than revenues.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $3.1 million from $1.6 million, an increase of 100% primarily due to the increased capital expenditures associated with the Expansion.

     NET INTEREST EXPENSE. Net interest expense increased to $4.5 million from $2.6 million, an increase of $1.9 million or 69%. The increase is primarily due to the increase in borrowings associated with the Expansion.

     INCOME APPLICABLE TO COMMON SHAREHOLDERS. As a result of the factors described above, the Company increased income applicable to common shareholders to $1.7 million from $0.5 million, an increase of $1.2 million or 273%. The net increase explained in the preceding paragraphs was offset partially by $0.7 million of preferred dividends declared on $28.0 million of Series A Cumulative Redeemable Preferred Stock issued between the comparative quarters.

One Month Ended December 31, 1999 And 1998

     NET REVENUES. Net revenues increased 7% to $6.0 million compared to $5.6 million for the corresponding period of the prior year. The increase in revenues is primarily attributable to a $1.0 million or 73% increase in food and beverage revenues and a $0.8 million or 96% increase in lodging revenue which were offset partially by a $1.1 million or 38% decrease in casino revenues. This net increase was also due to an increase in other income offset partially by a decrease in retail revenues and an increase in promotional allowances related to items furnished to customers on a complimentary basis.

     CASINO REVENUES. The $1.1 million decrease in casino revenues was primarily due to a $1.0 million or 55% decrease in table games revenue. The decrease in table games revenues was due to a decrease in hold percentage offset partially by an increase in table games drop. Table games hold percentage decreased 13.4 percentage points to 4.7% from 18.1%. Table games drop increased 73% to $17.6 million from $10.2 million. Average drop per table per day increased 36% despite a 27% increase in the average number of table games in operation to 75 from 59. Slot machine revenues remained approximately constant as increased handle offset a decrease in win percentage. Slot machine handle increased 71% to $37.3 million from $21.7 million. Slot machine win percentage decreased 2.1 percentage points to 2.5% from 4.6%. The Company decreased the average number of slot machines in operation to 641 from 717, a decrease of 76 or 11% between comparative periods. The net result of these changes in slot machine handle, win percent and average number of slot machines in operation was a slight increase in average win per slot machine per day to $46 from $45, an increase of $1 or 3%.

     LODGING REVENUES. The $0.8 million increase in lodging revenues was primarily due to an increase in average daily rooms available to 657 from 339 in conjunction with the 318 room expansion which opened in May 1999 and an increase in the average daily room rate ("ADR") to $99 from $77, an increase of $22 or 29%. The effects of increased ADR were partially offset by a decrease in occupancy to 72% from 92%, a decrease of 20 percentage points.

     FOOD AND BEVERAGE REVENUES. The $1.0 million increase in food and beverage revenues was primarily due to revenues from the 4 new restaurants and 6,000 square feet of ballroom/banquet facilities which opened in conjunction with the Expansion.

     RETAIL REVENUES. Retail revenues decreased to $0.8 million from $1.0 million, a decrease of $0.2 million or 20%. The decrease in retail revenues is due in part to a general market decline in the themed restaurant merchandise segment and an expansion of other retail operations in Las Vegas.

     OTHER INCOME. Other income increased to $0.4 million from $0.1 million, an increase of $0.3 million or 238%. In addition to increases in each of the existing other operations, the increase is partially due to the opening of new facilities, including the Rock Spa and Arcade, which had combined revenues for the one month ended December 31, 1999 of $0.1 million.

     PROMOTIONAL ALLOWANCES. Promotional allowances increased to $0.9 million from $0.5 million, an increase of $0.4 million or 57%. The increase is due to increases in casino customers and a greater array of available amenities as a result of the Expansion.

     CASINO EXPENSES. Casino expenses as a percentage of casino revenues increased to 142% from 49%, an increase of 93 percentage points. The increase in these percentages was primarily due the decrease in table games revenues described above.

     LODGING EXPENSES. Lodging expenses, prior to reclassifying the cost of complimentaries, decreased as a percentage of lodging revenues to 46% from 55%, a decrease of 9 percentage points. The decrease is due primarily to decreases in administrative, telephone operator, reservations and concierge labor costs in relation to lodging revenues.

     FOOD AND BEVERAGE COSTS AND EXPENSES. Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries, decreased to 73% from 76%, a decrease of 3 percentage points. The decrease is primarily due to decreases in beverage labor costs and the cost of beverages in relation to beverage revenues.

     RETAIL COSTS AND EXPENSES. Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries, increased to 60% from 45%, an increase of 15 percentage points. The increase is due primarily to increases in the cost of retail items in relation to retail revenues.

     OTHER COSTS AND EXPENSES. Other costs and expenses in relation to other income, prior to reclassifying the cost of complimentaries, decreased to 40% from 42%, a decrease of 2 percentage points. The decrease is primarily due to lower cost of goods sold.

     MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses in relation to gross revenues increased to 38% from 23%, an increase of 15 percentage points. The relative increase is primarily due to the decrease in table games revenue as described above, additional expenses related to claims by third parties and losses on an entertainment event.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $1.2 million from $0.5 million, an increase of 132% primarily due to the increased capital expenditures associated with the Expansion.

     NET INTEREST EXPENSE. Net interest expense increased to $1.5 million from $0.9 million, an increase of $0.6 million or 76%. The increase is primarily due to the increase in borrowings associated with the Expansion.

     LOSS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the factors described above, the Company incurred a greater loss applicable to common shareholders of $4.7 million from $0.3 million, a change of $4.4 million. The net decrease explained in the preceding paragraphs was added to by $0.2 million of preferred dividends declared on $28.0 million of Series A Cumulative Redeemable Preferred Stock issued between the comparative months.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 2000, the Company's principal source of funds was cash provided by operating activities of $7.9 million. The primary use of funds was replacement capital expenditures of $0.2 million. As a result, as of March 31, 2000 the Company had cash and cash equivalents of $10.1 million. The Company believes that its current cash balances and cash flow from operations will be sufficient to provide operating liquidity during the remainder of 2000. The Company also expects to pay down a $20 million portion of its credit facility with the proceeds from a planned $20.0 million issuance of additional shares of preferred stock. The Company also plans to reduce the total commitment under the Credit Facility by $17.0 million. The Company cannot assure, however, that these amounts will be available or sufficient or that we will issue the additional preferred shares.

     We expect that the additional preferred shares to be sold will pay dividends and mature in a manner substantially consistent with the Company's outstanding shares of Series A Preferred stock, however, the terms of any future issuance have not been finalized.

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk. We did not have any derivative financial instruments at March 31, 2000.

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

     We had $62.0 million and $59.0 million in variable rate debt outstanding at March 31, 2000 and November 30, 1999, respectively. Based upon these variable rate debt levels, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.6 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

PART II OTHER INFORMATION

         Item 1.           Legal Proceedings

                           On August 27, 1999, Hard Rock Hotel, Inc. and Lily Pond Investments, Inc. filed a Complaint for Declaratory Judgment against Gary Selesner in the Eighth Judicial District of Clark County, Nevada, Case No. A407499, based on the termination of Gary Selesner's employment. On September 16, 1999, Gary Selesner filed an Answer and Counterclaim seeking damages alleging breach of contract and breach of implied covenant of good faith and fair dealing. Discovery in this matter is proceeding.

         Item 6.           Exhibits and Reports on Form 8-K

                           (a)  Exhibits


         Exhibit
         Number                     Description
         -------                    -----------
              3.           CERTIFICATE OF INCORPORATION AND BY-LAWS

            *3.1           Second Amended and Restated Articles of Incorporation of the Company.

           **3.2           Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

           **3.3           Certificate of Designation of 9 1/4% Series A Cumulative Preferred Stock, no par value per share.

            *3.4           Second Amended and Restated By-Laws of the Company.

            10.            MATERIAL CONTRACTS.

            10.1           Form of Employment Agreement, dated April 3, 2000, between the Company and Jim Bowen.

            27.            FINANCIAL DATA SCHEDULE.

            27.1           Financial Data Schedule for the three month period ended March 31, 2000 and one month period ended
                           December 31, 1999.


       * Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 21, 1998 (File No. 333-53211).

      ** Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended August 31, 1999 (File No. 333-53211).

                  (b)  Reports on Form 8-K

                       None

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

                                      HARD ROCK HOTEL, INC.

Date:  May 15, 1999                   By:  /s/ JONATHAN SWAIN
                                      -------------------------------------
                                      Jonathan Swain
                                      DULY AUTHORIZED OFFICER

                                      /s/ JAMES D. BOWEN
                                      -------------------------------------
                                      James D. Bowen
                                      CHIEF FINANCIAL OFFICER
                                      (PRINCIPAL FINANCIAL OFFICER)