Form 10-Q
period 2000-06-30
HARD ROCK HOTEL INC
filed 2000-08-11
CIK 1059744

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-Q

                 /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 333-53211

                              Hard Rock Hotel, Inc.

 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                            88-0306263

 -------------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   4455 Paradise Road, Las Vegas NV                               89109
 -------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (702) 693-5000

 -------------------------------------------------------------------------------

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

              Common Stock outstanding by class as of August 11, 2000

                          Class of Common Stock Shares
------------------------------------------------------------------------------
                           Class A Common Stock 12,000
                           Class B Common Stock 64,023

                              HARD ROCK HOTEL, INC.

                                      INDEX


Part I   FINANCIAL INFORMATION
         Item 1.     Financial Statements

                     Condensed Balance Sheets as of June 30, 2000
                           (unaudited)and November 30, 1999.....................3

                     Condensed Statements of Operations for the three-months
                           and six-months ended June 30, 2000
                           and 1999 (unaudited).................................4

                     Condensed Statements of Cash Flows for the six-months
                           ended June 30, 2000 and 1999 (unaudited).............5

                     Notes to Condensed Financial Statements....................6

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations........................8

         Item 3.     Quantitative and Qualitative Disclosures about
                     Market Risk...............................................14

PART II  OTHER INFORMATION

         Item 1.     Legal Proceedings.........................................15

         Item 2.     Changes in Securities and Use of Proceeds.................15

         Item 4.     Submission of Matters to a Vote of Security Holders.......15

         Item 6.     Exhibits and Reports on Form 8-K

                     (a)      Exhibits.........................................15

                     (b)      Reports on Form 8-K..............................16

Part I FINANCIAL INFORMATION

     Item 1. Financial Statements

                              HARD ROCK HOTEL, INC.
                            CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                  (unaudited)

                                                            ASSETS

                                                                                          June 30, 2000     November 30, 1999
                                                                                         ---------------    -----------------
Current assets:
   Cash and cash equivalents.......................................................     $          5,848      $         2,039
   Accounts receivable, net of allowance for doubtful accounts.....................                4,349                6,370
   Income tax refund receivable....................................................                    -                   87
   Inventories.....................................................................                1,320                1,580
   Prepaid expenses and other current assets.......................................                  835                1,513
   Deferred income taxes...........................................................                  792                  792
                                                                                         ---------------      ---------------
     Total current assets..........................................................               13,144               12,381
                                                                                         ---------------      ---------------
Property and equipment, net of accumulated depreciation and amortization...........              176,991              181,961

Other assets.......................................................................                5,109                5,570
                                                                                         ---------------      ---------------

TOTAL ASSETS.......................................................................      $       195,244      $       199,912
                                                                                         ===============      ===============

                                             LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable...............................................................       $         2,483      $         3,461
   Construction related payables..................................................                     -                2,745
   Accrued expenses...............................................................                 8,584                7,044
   Interest payable...............................................................                 2,967                2,603
   Current obligations under capital leases.......................................                    41                   93
                                                                                         ---------------      ---------------
      Total current liabilities...................................................                14,075               15,946
                                                                                         ---------------      ---------------
   Deferred income taxes..........................................................                   792                  792
   Long-term debt.................................................................               157,500              179,000
                                                                                         ---------------      ---------------
      Total long-term liabilities.................................................               158,292              179,792
                                                                                         ---------------      ---------------
          Total liabilities.......................................................               172,367              195,738
                                                                                         ---------------      ---------------
Commitments and contingencies

Preferred stock, 9 1/4 Series A Cumulative, no par value, redeemable, 40,000
   shares authorized, 28,000 shares issued and outstanding........................                29,834               28,297
                                                                                         ---------------      ---------------
Preferred stock, 9 1/4 Series B Cumulative, no par value, redeemable, one share
   authorized, issued and outstanding.............................................                20,154                    -
                                                                                         ---------------      ---------------
Shareholders' deficit:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding..................................................
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding..................................................
Paid-in capital ..................................................................                 7,508                7,508
Accumulated deficit...............................................................               (34,619)             (31,631)
                                                                                         ---------------      ---------------
   Total shareholders' deficit....................................................               (27,111)             (24,123)
                                                                                         ---------------      ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.......................................       $       195,244      $       199,912
                                                                                         ===============      ===============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                              HARD ROCK HOTEL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)

                                   (unaudited)

                                                                         Three Months Ended               Six Months Ended
                                                                              June 30,                        June 30,
                                                                   ------------------------------- -------------------------------
                                                                        2000            1999            2000            1999
                                                                   --------------- --------------- --------------- ---------------
Revenue:
     Casino..................................................      $      14,530   $       9,102   $      30,091   $      18,024
     Lodging.................................................              6,949           4,652          13,645           7,989
     Food and beverage.......................................              9,317           5,714          17,190          10,224
     Retail..................................................              2,510           2,881           4,983           5,859
     Other income............................................              1,572           1,719           2,935           2,254
                                                                    ------------    ------------    ------------    ------------
         Gross revenues......................................             34,878          24,068          68,844          44,350
          Less:  promotional allowances......................             (3,159)         (1,860)         (5,454)         (3,435)
                                                                    ------------    ------------    ------------    ------------
         Net revenues........................................             31,719          22,208          63,390          40,915
                                                                    ------------    ------------    ------------    ------------

Costs and expenses:
     Casino..................................................              7,227           5,150          15,007          10,086
     Lodging.................................................              1,968           1,339           3,659           2,292
     Food and beverage.......................................              4,865           3,920           9,730           6,776
     Retail..................................................              1,052           1,331           2,189           2,709
     Other...................................................                797             546           1,483             791
     Marketing...............................................              1,062             589           2,115           1,062
     General and administrative..............................              6,744           3,761          11,176           6,958
     Depreciation and amortization...........................              2,849           2,165           5,986           3,737
     Pre-opening.............................................                  -           4,584               -           4,584
                                                                    ------------    ------------    ------------    ------------
         Total costs and expenses............................             26,564          23,385          51,345          38,995
                                                                    ------------    ------------    ------------    ------------
Income (loss) from operations................................              5,155          (1,177)         12,045           1,920

Other (expense):
     Interest expense, net...................................             (4,284)         (3,355)         (8,744)         (5,989)
                                                                    ------------    ------------    ------------    ------------
Income (loss) before income tax (provision) benefit..........                871          (4,532)          3,301          (4,069)
Income tax (provision) benefit...............................                (55)          1,466            (104)          1,466
                                                                    ------------    ------------    ------------    ------------
NET INCOME (LOSS)............................................                816          (3,066)          3,197          (2,603)
Preferred stock dividends....................................               (819)              -          (1,473)              -
                                                                    ------------    ------------    ------------    ------------
Income (loss) applicable to common shareholders..............       $         (3)   $     (3,066)   $      1,724    $     (2,603)
                                                                    ============    ============    ============    ============
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
     Applicable to common shareholders.......................       $      (0.04)   $     (40.33)   $      22.68    $     (34.24)
                                                                    ============    ============    ============    ============
Weighted average number of common shares outstanding.........             76,023          76,023          76,023          76,023
                                                                    ============    ============    ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                             HARD ROCK HOTEL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  (in thousands, except supplemental schedule)
                                  (unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                     -------------------------------
                                                                          2000            1999
                                                                     --------------- ---------------
Cash flows from operating activities:
     Net income (loss).......................................        $       3,197   $      (2,603)
     Adjustments to reconcile net income
       (loss) to net cash provided by (used
       in) operating activities:
         Depreciation and amortization.......................                5,986           3,737
         Amortization of loan fees...........................                  420             288
         Deferred income taxes...............................                    -          (1,864)
         Changes in operating assets and liabilities:
              Accounts receivable............................                   97            (417)
              Inventories....................................                  384            (155)
              Prepaid expenses and other
                current assets...............................                  582             (97)
              Accounts payable...............................               (2,165)          9,308
              Accrued expenses...............................                1,109             554
              Interest payable...............................                 (362)            783
                                                                      ------------    ------------
Net cash provided by(used in) operating activities...........                9,248           9,534
                                                                      ------------    ------------
Cash flow from investing activities:

     Purchases of property and equipment.....................               (1,150)        (59,307)
     Decrease (increase) in other assets.....................                 (139)           (540)
                                                                      ------------    ------------
Net cash provided by (used in) investing activities..........               (1,289)        (59,847)
                                                                      ------------    ------------
Cash flows from financing activities:
     Proceeds from issuance preferred stock..................               20,000               -
     Proceeds from issuance long-term debt...................                    -          58,000
     Principal payments on long-term debt....................              (24,500)              -
     Payments on capital lease obligations...................                  (50)            (51)
                                                                      ------------    ------------
Net cash provided by (used in) financing activities..........               (4,550)         57,949
                                                                      ------------    ------------
Net increase (decrease) in cash and cash equivalents.........                3,409           7,636
Cash and cash equivalents, beginning of Period...............                2,439          (4,691)
                                                                      ------------    ------------
Cash and cash equivalents, end of period.....................         $      5,848    $      2,945
                                                                      ============    ============
Supplemental disclosures of cash flow information:
Cash paid during the period for interest (net of amount
     capitalized of $2,007 in the six months ended June 30,
     1999)...................................................         $      8,686    $      4,786
                                                                      ------------    ------------
Cash paid (received) during the period for income taxes......         $       (303)   $        400
                                                                      ------------    ------------

Supplemental Schedule of Non-Cash Investing and Financing Activities:

         The value of the 9 1/4% Series A Cumulative Preferred Stock and 9 1/4% Series B Cumulative Preferred Stock increased by approximately $1,473,000 in unpaid accrued dividends for the six-month period ended June 30, 2000.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                              HARD ROCK HOTEL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Basis Of Presentation

     The accompanying unaudited financial statements of Hard Rock Hotel, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q and they do not include all information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2000. The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended November 30, 1999. The Company has made certain financial statement reclassifications for the three-month and six month periods ended June 30, 1999 in order to classify amounts in a manner consistent with the three-month and six-month periods ended June 30, 2000, respectively.

2.   Long-Term Debt

     At June 30, 2000, the Company had $120.0 million outstanding in Senior Subordinated Notes due 2005 and and $37.5 million outstanding on its $42.0 million revolving credit facility through a group of banks.

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

     The Credit Facility.

     Effective June 2000, the Company entered into an amendment with regard to its revolving credit facility whereby, among other things: (i) the commitment amount available under the credit facility was reduced to $42.0 million; (ii) the commitment will further begin reducing by $2.0 million the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2001; (iii) the commitment will also reduce, beginning September 30, 2001 and on each succeeding September 30, by 50% of excess cash flow, as defined, for the then most recently completed fiscal year; and, (iv) Peter Morton has been released from a make-well agreement, as defined. The reduction provisions in (ii) and (iii) above shall terminate the date upon which the commitment available under the credit facility is reduced to $25.0 million. The credit facility expires on March 23, 2004.

     The credit facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates. The credit facility is secured by substantially all of the Company's property at the Las Vegas site. Interest on the credit facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5%), or the Base Rate, defined as the higher of the Federal Funds Rate plus .5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%). The Company chose the LIBOR Index for all borrowings outstanding at June 30, 2000. These margins are dependent upon the Company's debt to EBITDA ratio, as defined. Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

                              HARD ROCK HOTEL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

3.   Legal Proceedings

     On August 27, 1999, Hark Rock Hotel, Inc. and Lily Pond Investments, Inc. filed a Complaint for Declaratory Judgment against Gary Selesner in the Eighth Judicial District of Clark County, Nevada, Case No. A407499, based on the termination of Gary Selesner's employment. On September 16, 1999, Gary Selesner filed an Answer and Counterclaim seeking damages alleging breach of contract and breach of implied covenant of good faith and fair dealing. Discovery in this matter is proceeding.

     The Company is also involved with various legal matters related to its business and has provided certain reserves based on estimates related to those situations where management believes an unfavorable outcome is probable.

4.   Preferred Stock Issuance

     On May 30, 2000, the Company issued $20 million of its 9 1/4% Series B Cumulative Preferred Stock to Desert Rock, Inc., a Nevada corporation, an entity wholly owned by Peter A. Morton. The 9 1/4% Series B Cumulative Preferred Stock contains terms substantially the same as the Company's 9 1/4% Series A Cumulative Preferred Stock.

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

Management Changes

     Subsequent to the three-month period ended June 30, 2000, Jonathan Swain, the former Senior Vice President and General Manager of the Company, resigned his employment relationship with the Company.

     During the month of August 2000, Rick Richards was appointed to the position of Senior Vice President and General Manager of the Company.
Mr. Richards most recently served as Senior Vice President of Casino Operations at New York New York in Las Vegas. Prior to that, he was the Vice President of Gaming Operations at the Hard Rock Hotel & Casino for one year.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding our business strategies and expectations concerning future operations, margins, profitability, liquidity, capital expenditures and capital resources, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. Although management believes that the expectations in such forward-looking statements are reasonable, it can give no assurance that any forward looking statements will prove to be correct and actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competition in Las Vegas, government regulation related to the gaming industry, uncertainty of casino customer spending and vacationing in casino resorts in Las Vegas, occupancy rates and average room rates in Las Vegas, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure improvements in Las Vegas, and general economic and business conditions that may affect levels of disposable income and pricing of hotel rooms, and other factors described at various times in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report on Form 10-Q speak only as of the date that we have filed the report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based. For more information regarding risks inherent in an investment in the Company, see the section "Business - Risk Factors" in our annual Report on Form 10-K filed with the SEC on February 28, 2000.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

     NET REVENUES. Net revenues increased 43% for the three-month period ended June 30, 2000 to $31.7 million compared to $22.2 million for the corresponding period of the prior year. The increase in revenues is primarily attributable to a $5.4 million or 60% increase in casino revenue, a $3.6 million or 63% increase in food and beverage revenue and a $2.3 million or 49% increase in lodging revenue. These increases were partially offset by decreases in retail revenues and other income and an increase in promotional allowances related to items furnished to customers on a complimentary basis.

     CASINO REVENUES. The $5.4 million increase in casino revenues was primarily due to a $4.0 million or 70% increase in table games revenue and a $1.3 million or 38% increase in slot machine revenues. The increase in table games revenues was due to increases in both table games drop and hold percentage. Table games drop increased 34% to $56.7 million from $42.3 million. Average drop per table per day increased 25% despite a 7% increase in the average number of table games in operation to 76 from 71. Table games hold percentage increased 3.6 percentage points to 17.0% from 13.4%. The result of these changes in drop, hold percent and average number of table games in operation was an increase in average win per table game per day to $1,393 from $873, an increase of $520 or 60%. Slot machine revenues increased primarily due to an increase in handle. Slot machine handle increased 33% to $92.1 million from $69.0 million. Slot machine win percentage remained approximately constant changing 0.2 percentage points to 5.1% from 4.9%. The Company decreased the average number of slot machines in operation to 681 from 732, a decrease of 51 or 7% between comparative periods. The net result of these changes in slot machine handle, win percentage and average number of slot machines in operation was an increase in average win per slot machine per day to $75 from $51, an increase of $24 or 47%. The increases in table games drop and slot machine handle were primarily due to having a full quarter of operations following the Expansion and effective marketing programs.

     LODGING REVENUES. The $2.3 million increase in lodging revenues was primarily due to an increase in average daily rooms available as a result of the Expansion which was completed in May 1999, an increase in the average daily room rate to $111 from $97, an increase of $14 or 14%, and an increase in occupancy to 97% from 92%, an increase of 5 percentage points.

     FOOD AND BEVERAGE REVENUES. The $3.6 million increase in food and beverage revenues was primarily due to revenues from the new restaurants, an increased number of hotel rooms served by room service, the 6,000 square feet of ballroom/banquet facilities and the night club which opened in conjunction with the Expansion.

     RETAIL REVENUES. Retail revenues decreased to $2.5 million from $2.9 million, a decrease of $0.4 million or 14%. We believe the decrease in retail revenues is due in part to a general market decline in the themed restaurant merchandise segment and an expansion of other retail operations in Las Vegas.

     OTHER INCOME. Other income remained approximately constant decreasing to $1.6 million from $1.7 million, a decrease of $0.1 million or 6%. The Company periodically records revenue related to chip float, representing commemorative and other chips and tokens in public circulation management believes will never be redeemed. During the comparative quarters, chip float revenues decreased to $0.1 million from $0.8 million, and this decrease was only partially offset by increases from the Expansion, including the Rock Spa, Arcade and Beach Club operations.

     PROMOTIONAL ALLOWANCES. Promotional allowances increased to $3.2 million from $1.9 million, an increase of $1.3 million or 68%. The increase is due to increases in casino customers and a greater array of available amenities as a result of the Expansion. As a percentage of casino revenues, however, promotional allowances increased only 2 percentage points, to 22% from 20%, as a result of focusing offerings on premium customers.

     CASINO EXPENSES. Casino expenses as a percentage of casino revenues decreased to 50% from 57%, a decrease of 7 percentage points. The decrease was primarily due to relative decreases in labor costs and the cost of rooms, food and beverage furnished to customers on a complimentary basis in relation to casino revenues offset partially by cash incentives to slot machine customers which began being offered in January 2000 pursuant to changes in the slot club program.

     LODGING EXPENSES. Lodging expenses, prior to reclassifying the cost of complimentaries, decreased as a percentage of lodging revenues to 34% from 37%, a decrease of 3 percentage points. The decrease is due primarily to decreases in administrative, telephone operator and concierge labor costs in relation to lodging revenues.

     FOOD AND BEVERAGE COSTS AND EXPENSES. Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries, decreased to 65% from 78%, a decrease of 13 percentage points. The decrease is primarily due to decreases in administrative, pink taco and banquet labor costs in relation to food revenues and higher beach club labor efficiencies compared with other outlets offset partially by increases in room service labor costs in relation to food revenues.

     RETAIL COSTS AND EXPENSES. Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries, increased to 49% from 47%, an increase of 2 percentage points. The increase is due primarily to increases in labor costs in relation to retail revenues.

     OTHER COSTS AND EXPENSES. Other costs and expenses in relation to other income, prior to reclassifying the cost of complimentaries, increased to 51% from 32%, an increase of 19 percentage points. The increase is primarily due the $0.7 million decrease in chip float revenue for which there is no significant direct expense.

     MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses in relation to gross revenues increased to 22% from 18%, an increase of 4 percentage points. The relative increase is primarily due to providing certain reserves related to various claims and legal matters offset partially by fixed costs related to the Expansion increasing at a lower rate than gross revenues.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $2.8 million from $2.2 million, an increase of 27% primarily due to the increased capital expenditures associated with the Expansion. Certain equipment with a 5 year depreciable life became fully depreciated during the three-month period ended June 30, 2000 as the property opened during March 1995.

     PRE-OPENING EXPENSE. During the three-month period ended June 30, 1999, the Company recorded $4.6 million of pre-opening expense related to the opening of the Expansion.

     NET INTEREST EXPENSE. Net interest expense increased to $4.3 million from $3.4 million, an increase of $0.9 million or 26%. The increase is primarily due to the increase in borrowings associated with the Expansion offset partially by a decrease in borrowings as a result of using the $20.0 million in proceeds from the issuance of the 9 1/4% Series B Cumulative Preferred Stock.

     INCOME APPLICABLE TO COMMON SHAREHOLDERS. As a result of the factors described above, the Company decreased loss applicable to common shareholders from $3.1 million to break-even, an improvement of $3.1 million. The net increases noted in the preceding paragraphs were offset partially by $0.8 million of preferred dividends declared on the 9 1/4% Series A Cumulative Preferred Stock and 9 1/4% Series B Cumulative Preferred Stock issued between the comparative quarters and the absence in the three-month period ended June 30, 2000 of a $1.5 million income tax benefit recognized in the three-month period ended June 30, 1999.

Six Months Ended June 30, 2000 and 1999

     NET REVENUES. Net revenues increased 55% for the six-month period ended June 30, 2000 to $63.4 million compared to $40.9 million for the corresponding period of the prior year. The increase in revenues is primarily attributable to a $12.1 million or 67% increase in casino revenue, a $7.0 million or 68% increase in food and beverage revenue, a $5.7 million or 71% increase in lodging revenue and a $0.7 million or 32% increase in other income. These increases were partially offset by decreases in retail revenues and an increase in promotional allowances related to items furnished to customers on a complimentary basis.

     CASINO REVENUES. The $12.1 million increase in casino revenues was primarily due to a $8.9 million or 78% increase in table game revenues and a $2.9 million or 44% increase in slot machine revenues. The increase in table games revenues was due to increases in both table games drop and hold percentage. Table games drop increased 43% to $118.0 million from $82.5 million. Average drop per table per day increased 52% despite a 17% increase in the average number of table games in operation to 76 from 65. Table games hold percentage increased 3.4 percentage points to 17.1% from 13.7%. The result of these changes in drop, hold percentage and average number of table games in operation was an increase in average win per table game per day to $1,459 from $963, an increase of $496 or 52%. Slot machine revenues increased due to an increase in handle offset partially by a decrease in win percentage. Slot machine handle increased 56% to $206.6 million from $132.4 million. Slot machine win percentage decreased 0.4 percentage points to 4.5% from 4.9%. The Company decreased the average number of slot machines in operation to 669 from 728, a decrease of 59 or 8% between comparative periods. The net result of these changes in slot machine handle, win percent and average number of slot machines in operation was an increase in average win per slot machine per day to $77 from $49, an increase of $28 or 57%. The increases in table games drop and slot machine handle were primarily due to having a full six months of operations following the Expansion and effective marketing programs.

     LODGING REVENUES. The $5.7 million increase in lodging revenues was primarily due to an increase in average daily rooms available as a result of the Expansion which was completed in May 1999, an increase in the average daily room rate to $110 from $100, an increase of $10 or 10%, and an increase in occupancy to 96% from 94%, an increase of 2 percentage points.

     FOOD AND BEVERAGE REVENUES. The $7.0 million increase in food and beverage revenues was primarily due to revenues from the new restaurants, an increased number of hotel rooms served by room service, the 6,000 square feet of ballroom/banquet facilities and the night club which opened in conjunction with the Expansion.

     RETAIL REVENUES. Retail revenues decreased to $5.0 million from $5.9 million, a decrease of $0.9 million or 15%. We believe the decrease in retail revenues is due in part to a general market decline in the themed restaurant merchandise segment and an expansion of other retail operations in Las Vegas.

     OTHER INCOME. Other income increased to $2.9 million from $2.2 million, an increase of $0.7 million or 32%. The increase is due to the Expansion including, the Rock Spa, Arcade and Beach Club operations and was offset only partially by a decrease in chip float revenue representing commemorative and other chips and tokens in public circulation management believes will never be redeemed.

     PROMOTIONAL ALLOWANCES. Promotional allowances increased to $5.5 million from $3.4 million, an increase of $2.1 million or 62%. The increase is due to increases in casino customers and a greater array of available amenities as a result of the Expansion. As a percentage of casino revenues, however, promotional allowances decreased 1 percentage point, to 18% from 19%, as a result of focusing offerings on premium customers.

     CASINO EXPENSES. Casino expenses as a percentage of casino revenues decreased to 50% from 56%, a decrease of 6 percentage points. The decrease was primarily due to relative decreases in labor costs and the cost of rooms, food and beverage furnished to customers on a complimentary basis in relation to casino revenues offset partially by cash incentives to slot machine customers which began being offered in January 2000 pursuant to changes in the slot club program.

     LODGING EXPENSES. Lodging expenses, prior to reclassifying the cost of complimentaries, decreased as a percentage of lodging revenues to 33% from 37%, a decrease of 4 percentage points. The decrease is due primarily to decreases in administrative, telephone operator and concierge labor costs in relation to lodging revenues.

     FOOD AND BEVERAGE COSTS AND EXPENSES. Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries, decreased to 67% from 76%, a decrease of 9 percentage points. The decrease is primarily due to decreases in administrative, pink taco and banquet labor costs in relation to food revenues and higher beach club labor efficiencies compared with other outlets offset partially by increases in room service labor costs in relation to food revenues.

     RETAIL COSTS AND EXPENSES. Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries, increased to 49% from 47%, an increase of 2 percentage points. The increase is due primarily to increases in labor costs in relation to retail revenues.

     OTHER COSTS AND EXPENSES. Other costs and expenses in relation to other income, prior to reclassifying the cost of complimentaries, increased to 51% from 35%, an increase of 16 percentage points. The increase is primarily due the $0.7 million decrease in chip float revenue for which there is no significant direct expense and relative labor percentages at certain new facilities being higher than relative labor percentages in other operating departments.

     MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses in relation to gross revenues increased to 19% from 18%, an increase of 1 percentage point. The relative increase is primarily due to providing certain reserves related to various claims and legal matters offset partially by fixed costs related to the Expansion increasing at a lower rate than gross revenues.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $6.0 million from $3.7 million, an increase of 62% primarily due to the increased capital expenditures associated with the Expansion. Certain equipment with a 5 year depreciable life became fully depreciated during the six-month period ended June 30, 2000 as the property opened during March 1995.

     PRE-OPENING EXPENSE. During the six-month period ended June 30, 1999, the Company recorded $4.6 million of pre-opening expense related to the opening of the Expansion.

     NET INTEREST EXPENSE. Net interest expense increased to $8.7 million from $6.0 million, an increase of $2.7 million or 45%. The increase is primarily due to the increase in borrowings associated with the Expansion offset partially by a decrease in borrowings as a result of using the $20.0 million in proceeds from the issuance of the 9 1/4% Series B Cumulative Preferred Stock.

     INCOME APPLICABLE TO COMMON SHAREHOLDERS. As a result of the factors described above, the Company recognized net income applicable to common shareholders of $1.7 million compared to a net loss applicable to common shareholders of $2.6 million in the prior year period, an improvement of $4.3 million. The net increases noted in the preceding paragraphs were offset partially by $1.5 million of preferred dividends declared on the 9 1/4% Series A Cumulative Preferred Stock and 9 1/4% Series B Cumulative Preferred Stock issued between the comparative periods and the absence in the six-month period ended June 30, 2000 of a $1.5 million income tax benefit recognized in the six-month period ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 2000, the Company's principal sources of funds were cash on-hand at December 31, 1999, cash provided by operating activities of $9.2 million and proceeds from the issuance of $20.0 million of 9 1/4% Series B Cumulative Preferred Stock (the additional preferred share sold pays dividends and matures in a manner consistent with the Company's existing outstanding shares of 9 1/4% Series A Cumulative Preferred Stock). The primary uses of funds were replacement capital expenditures of $1.2 million and a $24.5 million reduction in the outstanding borrowings under the Company's credit facility. As a result, as of June 30, 2000 the Company had cash and cash equivalents of $5.8 million. The Company believes that its current cash balances and cash flow from operations and other sources of cash will be sufficient to provide operating liquidity during the next year.

     In conjunction with the $20 million reduction of the Company's outstanding borrowings under its credit facility using the proceeds of the 9 1/4% Series B Cumulative Preferred Stock, subsequent to June 30, 2000, the Company reduced its commitment amount available under its credit facility to $42.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk. We did not have any derivative financial instruments at June 30, 2000.

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

     We had $37.5 million and $59.0 million in variable rate debt outstanding at June 30, 2000 and November 30, 1999, respectively. Based upon the variable rate debt level at June 30, 2000, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.4 million on an annual basis, and likewise decrease our net earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

PART II OTHER INFORMATION

     Item 1.   Legal Proceedings

                    On August 27, 1999, Hark Rock Hotel, Inc. and Lily Pond
               Investments, Inc. filed a Complaint for Declaratory Judgment against Gary Selesner in the Eighth Judicial District of Clark County, Nevada, Case No. A407499, based on the termination of Gary Selesner's employment. On September 16, 1999, Gary Selesner filed an Answer and Counterclaim seeking damages alleging breach of contract and breach of implied covenant of good faith and fair dealing. Discovery in this matter is proceeding.

                    The Company is also involved with various legal matters
               related to its business and has provided certain reserves based on estimates related to those situations where management believes an unfavorable outcome is probable.

     Item 2.   Changes in Securities and Use of Proceeds

                    On May 30, 2000, the Company sold one share of its 9 1/4%
               Series B Cumulative Preferred Stock to Desert Rock, Inc., a Nevada corporation, for $20,000,000. The issuance of the 9 1/4% Series B Cumulative Preferred Stock was exempted from registration pursuant to section 4(2) of the Securities Act of 1933, as amended, because Desert Rock purchased the share for its own account and not with a view to distribution. The Company used the proceeds from the 9 1/4% Series B Cumulative Preferred Stock to reduce the outstanding balance under its credit facility.

     Item 4.   Submission of Matters to a Vote of Security Holders

                    During May 2000, the Company solicited consent from the
               record holders of its 9 1/4% Senior Subordinated Notes (the "Notes") to amend the Indenture dated March 23, 1998 (the "Indenture"), between the Company and U.S. Bank National Trust Association, as Trustee. The Company received written consent from the holders of more than a majority in principal amount of the Notes then outstanding and subsequently amended the Indenture, as provided in Exhibit 4.1 attached hereto.

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
          3.            CERTIFICATE OF INCORPORATION AND BY-LAWS

         *3.1           Second Amended and Restated Articles of Incorporation of the
                        Company.

        **3.2           Certificate of Amendment of Second Amended and Restated Articles
                        of Incorporation.

        **3.3           Certificate of Designation of 9 1/4% Series A Cumulative
                        Preferred Stock, no par value per share.

          3.4           Certificate of Designation of 9 1/4% Series B Cumulative
                        Preferred Stock, no par value per share.

         *3.5           Second Amended and Restated By-Laws of the Company.

          4.            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
                         INCLUDING INDENTURES.

          4.1           First Amendment to the Indenture, dated May 30, 2000,
                        between the Company and U.S. Bank Trust National Association,
                        as Trustee.

         10.            MATERIAL CONTRACTS.

     *** 10.1 Form of Employment Agreement, dated April 3, 2000, between the Company and James D. Bowen.

         10.2           Subscription Agreement for one share of 9 1/4% Series B
                        Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated
                        May 30, 2000, between Desert Rock Inc., a Nevada corporation, and the Company.

         10.3           Amendment No. 3 to Loan Agreement, dated as of June 30, 2000, entered into with reference to the Loan Agreement, dated as of
                        March 23, 1998, by and among the Company, as Borrower, the
                        Lenders party thereto and Bank of America, N.A., as Agent.

         27.            FINANCIAL DATA SCHEDULE.

         27.1           Financial Data Schedule for the six-month periods ended
                        June 30, 2000 and 1999.

         99.            ADDITIONAL EXHIBITS.

         99.1           Assignment Agreement, dated as of August 4, 2000, entered into with reference to the Loan Agreement, dated as of March 23,
                        1998, by and among the Company, as Borrower, the Lenders party thereto and Bank of America, N.A., as Agent.

    * Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 21, 1998 (File No. 333-53211).

    ** Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended August 31, 1999 (File No. 333-53211).

    *** Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended March 31, 2000 (File No. 333-53211).

         (b)  Reports on Form 8-K

                   February 29, 2000 regarding Items 7 and 8.

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

                                      HARD ROCK HOTEL, INC.

Date:  August 11, 2000                By:  /s/ RICK RICHARDS
                                           -----------------------------------
                                          Rick Richards
                                          DULY AUTHORIZED OFFICER

                                          /s/ JAMES D. BOWEN
                                          ------------------------------------
                                          James D. Bowen
                                          CHIEF FINANCIAL OFFICER
                                          (PRINCIPAL FINANCIAL OFFICER)