Form 10-Q
period 2000-09-30
HARD ROCK HOTEL INC
filed 2000-11-14
CIK 1059744

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

-------------------------------------------------------------------------------

                                   FORM 10-Q

                /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 2000

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

         Common Stock outstanding by class as of November 13, 2000

              Class of Common Stock                       Shares
------------------------------------------------------------------------------
              Class A Common Stock                        12,000
              Class B Common Stock                        64,023

                                   HARD ROCK HOTEL, INC.

                                          INDEX

Part I   FINANCIAL INFORMATION

         Item 1.  Financial Statements
                           Condensed Balance Sheets as of September 30, 2000 (unaudited)and November 30,
                                    1999.......................................................................3

                           Condensed Statements of Operations for the three-months and nine-months ended
                                    September 30, 2000 and 1999 (unaudited)....................................4

                           Condensed Statements of Cash Flows for the nine-months ended
                                    September 30, 2000 and 1999 (unaudited)....................................5

                           Notes to Condensed Financial Statements.............................................6

         Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                           Operations..........................................................................8

         Item 3.           Quantitative and Qualitative Disclosures about Market Risk.........................15

PART II  OTHER INFORMATION

         Item 1.           Legal Proceedings..................................................................16

         Item 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits..................................................................16

                           (b)      Reports on Form 8-K.......................................................17



Part I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                               HARD ROCK HOTEL, INC.
                             CONDENSED BALANCE SHEETS
                 (in thousands, except share and per share amounts)

                                     ASSETS

                                                                                            September
                                                                                               30,                November
                                                                                              2000                   30,
                                                                                           (unaudited)              1999
                                                                                        -------------------  -------------------
Current assets:
   Cash and cash equivalents.......................................................     $          8,647      $         2,039
   Accounts receivable, net of allowance for doubtful accounts.....................                5,112                6,370
   Income tax refund receivable....................................................                    -                   87
   Inventories.....................................................................                1,076                1,580
   Prepaid expenses and other current assets.......................................                  996                1,513
   Deferred income taxes...........................................................                  792                  792
                                                                                         ---------------      ---------------
     Total current assets..........................................................               16,623               12,381
                                                                                         ---------------      ---------------
Property and equipment, net of accumulated depreciation and amortization...........
                                                                                                 175,632              181,961

Other assets.......................................................................                4,775                5,570
                                                                                         ---------------      ---------------

TOTAL ASSETS.......................................................................      $       197,030      $       199,912
                                                                                         ===============      ===============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable...............................................................       $         2,180      $         3,461
   Construction related payables..................................................                   700                2,745
   Accrued expenses...............................................................                 9,141                7,044
   Interest payable...............................................................                 5,872                2,603
   Current portion of long-term debt..............................................                   500                    -
   Current obligations under capital leases.......................................                    17                   93
                                                                                         ---------------      ---------------
      Total current liabilities...................................................                18,410               15,946
                                                                                         ---------------      ---------------

   Deferred income taxes..........................................................                   792                  792
   Long-term debt.................................................................               156,000              179,000
                                                                                         ---------------      ---------------
      Total long-term liabilities.................................................               156,792              179,792
                                                                                         ---------------      ---------------
          Total liabilities.......................................................               175,202              195,738
                                                                                         ---------------      ---------------

Commitments and contingencies

Preferred stock, 9 1/4 Series A Cumulative, no par value, redeemable, 40,000
   shares authorized, 28,000 shares issued and outstanding........................                30,529               28,297
                                                                                         ---------------      ---------------
Preferred stock, 9 1/4 Series B Cumulative, no par value, redeemable, one share
   authorized, issued and outstanding.............................................                20,617                    -
                                                                                         ---------------      ---------------

Shareholders' deficit:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000
   shares issued and outstanding..................................................                     -                    -
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023
   shares issued and outstanding..................................................                     -                    -
Paid-in capital ..................................................................                 7,508                7,508
Accumulated deficit...............................................................               (36,826)             (31,631)
                                                                                         ---------------      ---------------
   Total shareholders' deficit....................................................               (29,318)             (24,123)
                                                                                         ---------------      ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.......................................       $       197,030      $       199,912
                                                                                         ===============      ===============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                              HARD ROCK HOTEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                  (unaudited)

                                                                         Three Months Ended              Nine Months Ended
                                                                           September 30,                   September 30,
                                                                   ------------------------------- -------------------------------
                                                                        2000            1999            2000            1999
                                                                   --------------- --------------- --------------- ---------------
Revenue:
     Casino..................................................      $      12,115   $       8,646   $      42,206   $      26,670
     Lodging                                                               6,696           5,886          20,341          13,875
     Food and beverage.......................................             10,017           7,703          27,207          17,927
     Retail..................................................              2,320           2,756           7,303           8,615
     Other income............................................              1,407           1,236           4,342           3,490
                                                                    ------------    ------------    ------------    ------------
         Gross revenues......................................             32,555          26,227         101,399          70,577
          Less:  promotional allowances......................             (2,952)         (2,321)         (8,406)         (5,756)
                                                                    ------------    ------------    ------------    ------------
         Net revenues........................................             29,603          23,906          92,993          64,821
                                                                    ------------    ------------    ------------    ------------

Costs and expenses:
     Casino..................................................              6,916           5,955          21,923          16,041
     Lodging.................................................              1,863           1,587           5,522           3,879
     Food and beverage.......................................              5,223           4,728          14,953          11,504
     Retail..................................................              1,138           1,263           3,327           3,972
     Other...................................................                943             809           2,426           1,600
     Marketing...............................................              1,397           1,925           3,512           2,987
     General and administrative..............................              5,973           4,420          17,149          11,378
     Depreciation and amortization...........................              3,069           3,390           9,055           7,127
     Pre-opening.............................................                  -             454               -           5,038
                                                                    ------------    ------------    ------------    ------------
         Total costs and expenses............................             26,522          24,531          77,867          63,526
                                                                    ------------    ------------    ------------    ------------

Income (loss) from operations................................              3,081            (625)         15,126           1,295

Other (expense):
     Interest expense, net...................................             (4,130)         (4,621)        (12,874)        (10,610)
                                                                    ------------    ------------    ------------    ------------

Income (loss) before income tax (provision) benefit..........             (1,049)         (5,246)          2,252          (9,315)

Income tax (provision) benefit...............................                  -           1,414            (104)          2,880
                                                                    ------------    ------------    ------------    ------------
NET INCOME (LOSS)............................................             (1,049)         (3,832)          2,148          (6,435)

Preferred stock dividends....................................             (1,158)              -          (2,631)              -
                                                                    ------------    ------------    ------------    ------------
(Loss) applicable to common shareholders.....................       $     (2,207)   $     (3,832)   $       (483)   $     (6,435)
                                                                    ============    ============    ============    ============

BASIC AND DILUTED NET (LOSS) PER SHARE:

     Applicable to common shareholders.......................       $    (29.03)    $   (50.41)     $    (6.35)     $   (84.65)
                                                                    ===========     ==========      ==========      ==========

Weighted average number of common shares outstanding.............         76,023          76,023          76,023          76,023
                                                                    ============    ============    ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                              HARD ROCK HOTEL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                  (in thousands, except supplemental schedule)
                                  (unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                     -------------------------------
                                                                          2000            1999
                                                                     --------------- ---------------
Cash flows from operating activities:
     Net income (loss).......................................        $       2,148   $      (6,435)
     Adjustments to reconcile net income
       (loss) to net cash provided by (used
       in) operating activities:
         Depreciation and amortization.......................                9,055           7,127
         Amortization of loan fees...........................                  630             490
         Deferred income taxes...............................                    -          (3,277)
         Changes in operating assets and
            liabilities:
              Accounts receivable............................                 (666)         (1,274)
              Inventories....................................                  628             (66)
              Prepaid expenses and other
                current assets...............................                  334            (250)
              Accounts payable...............................               (2,468)          2,805
              Accrued expenses...............................                1,753           2,868
              Interest payable...............................                2,543           3,350
                                                                      ------------    ------------
Net cash provided by(used in) operating activities...........               13,957           5,338
                                                                      ------------    ------------

Cash flow from investing activities:
     Purchases of property and equipment.....................               (2,860)        (59,881)
     Construction related payables...........................                  700               -
     Decrease (increase) in other assets.....................                  (15)           (577)
                                                                      ------------    ------------
Net cash provided by (used in) investing activities..........               (2,175)        (60,458)
                                                                      ------------    ------------
Cash flows from financing activities:
     Proceeds from issuance of preferred stock...............               20,000               -
     Proceeds from issuance long-term debt...................                    -          63,500
     Principal payments on long-term debt....................              (25,500)              -
     Payments on capital lease obligations...................                  (74)            (83)
                                                                      ------------    ------------
Net cash provided by (used in) financing activities..........               (5,574)         63,417
                                                                      ------------    ------------
Net increase (decrease) in cash and cash
     equivalents.............................................                6,208           8,297
Cash and cash equivalents, beginning of
     period..................................................                2,439          (4,691)
                                                                      ------------    ------------
Cash and cash equivalents, end of period.....................         $      8,647    $      3,606
                                                                      ============    ============

Supplemental disclosures of cash flow information:

Cash paid during the period for interest (net of amount
     capitalized of $2,007 in the nine months ended
     September 30, 1999).....................................         $      9,701    $      6,630
                                                                      ------------    ------------
Cash paid (received) during the period for income taxes......         $       (156)   $        400
                                                                      ------------    ------------

Supplemental Schedule of Non-Cash Investing and Financing Activities:

         The value of the 9 1/4% Series A Cumulative Preferred Stock increased by approximately $2,014,000 in unpaid accrued dividends for the nine-month period ended September 30, 2000. The value of the 9 1/4% Series B Cumulative Preferred Stock increased by approximately $617,000 in unpaid accrued dividends for the nine-month period ended September 30, 2000.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                              HARD ROCK HOTEL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Basis Of Presentation

     The accompanying unaudited financial statements of Hard Rock Hotel, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q and they do not include all information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2000. The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the fiscal year ended November 30, 1999. In February 2000, the Company changed its financial reporting year-end to December 31 of each year. Previously, the fiscal year ended on November 30. The Company has made certain financial statement reclassifications for the three-month and nine-month periods ended September 30, 1999 in order to classify amounts in a manner consistent with the three-month and nine-month periods ended September 30, 2000, respectively.

2.   Long-Term Debt

     At September 30, 2000, the Company had $120.0 million outstanding in Senior Subordinated Notes due 2005 and $36.5 million outstanding on its $42.0 million revolving credit facility through a group of banks.

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

     The Credit Facility.

     Effective August 4, 2000, the Company entered into an amendment with regard to its revolving credit facility whereby, among other things: (i) the commitment amount available under the credit facility was reduced to $42.0 million; (ii) the commitment will further begin reducing by $2.0 million on the last day of each fiscal quarter commencing with the fiscal quarter ending
March 31, 2001; (iii) the commitment will also reduce, beginning September
30, 2001 and on each succeeding September 30, by 50% of excess cash flow, as defined, for the then most recently completed fiscal year; and, (iv) Peter Morton has been released from a make-well agreement, as defined. The reduction provisions in (ii) and (iii) above shall terminate the date upon which the commitment available under the credit facility is reduced to $25.0 million. The credit facility expires on March 23, 2004.

     The credit facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates. The credit facility is secured by substantially all of the Company's property at the Las Vegas site. Interest on the credit facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5%), or the Base Rate, defined as the higher of the Federal Funds Rate plus .5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%). The Company chose the LIBOR Index for all borrowings outstanding at September 30, 2000. These margins are dependent upon the Company's debt to EBITDA ratio, as defined. Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

     NET REVENUES. Net revenues increased 24% for the three-month period ended September 30, 2000 to $29.6 million compared to $23.9 million for the corresponding period of the prior year. The increase in revenues is primarily attributable to a $3.5 million or 41% increase in casino revenue, a $2.3 million or 30% increase in food and beverage revenue and a $0.8 million or 14% increase in lodging revenue. These increases were partially offset by a decrease in retail revenues and an increase in promotional allowances for items furnished to customers on a complimentary basis.

     CASINO REVENUES. The $3.5 million increase in casino revenues was primarily due to a $3.3 million or 67% increase in table games revenue and a $0.3 million or 10% increase in slot machine revenues. The increase in table games revenues was due to increases in both table games drop and hold percentage. Table games drop increased 28% or $14.0 million to $63.5 million from $49.5 million. The average number of table games in operation increased slightly to 76 from 74. Table games hold percentage increased 2.9 percentage points to 12.7% from 9.75%. The result of these changes in drop, hold percent and average number of table games in operation was an increase in average win per table game per day to $1,157 from $710, an increase of $447 or 63%. Slot machine revenues increased due to an increase in handle offset partially by a minor decrease in win percentage. Slot machine handle increased $8.7 million or 11% to $84.4 million from $75.7 million. Slot machine win percentage remained approximately constant decreasing 0.1 percentage point to 4.7% from 4.8%. The Company decreased the average number of slot machines in operation by 5 or 1% to 686 from 691 between comparative periods. The net result of these changes in slot machine handle, win percentage and average number of slot machines in operation was an increase in average win per slot machine per day to $63 from $57, an increase of $6 or 11%. We believe the increases in table games drop and slot machine handle were primarily due to more effective marketing programs.

     LODGING REVENUES. The $0.8 million increase in lodging revenues was primarily due to an increase in the average daily room rate to $106 from $95, an increase of $11 or 12%, and an increase in occupancy to 96% from 95%.

     FOOD AND BEVERAGE REVENUES. The $2.3 million increase in food and beverage revenues was primarily due to increases in revenues from the newer facilities including the Baby's night club, banquets, the beach club and the Pink Taco in addition to an increase in room service.

     RETAIL REVENUES. Retail revenues decreased to $2.3 million from $2.8 million, a decrease of $0.5 million or 18%. We believe the decrease in retail revenues is due in part to a general market decline in the themed restaurant merchandise segment and the addition of other retail operations in Las Vegas.

     OTHER INCOME. Other income increased to $1.4 million from $1.2 million, an increase of $0.2 million or 17%. The increase in other income was primarily due to increases in convenience service commissions, Rock Spa and beach club rentals.

     PROMOTIONAL ALLOWANCES. Promotional allowances increased to $3.0 million from $2.3 million, an increase of $0.7 million or 30%. The increase is due to increases in casino customers and volume of play. As a percentage of casino revenues, however, promotional allowances decreased 3 percentage points, to 24% from 27%, as a result of focusing promotional offerings on premium customers.

     CASINO EXPENSES. Casino expenses as a percentage of casino revenues decreased to 57% from 69%, a decrease of 12 percentage points. The relative percentage decrease was due in part to an increase in table games hold percentage. Variable casino expenses tend to be more closely related to volume, which increased 28% for table games, as opposed to revenues, which increased 67% for table games due to the volume increase and hold percentage increase. The relative percentage decrease in casino expenses was also due to decreases in labor costs and the cost of rooms and food and beverage furnished to customers on a complimentary basis in relation to casino revenues offset partially by cash incentives to slot machine customers which began being offered in January 2000 pursuant to changes in the slot club program.

     LODGING EXPENSES. Lodging expenses, prior to reclassifying the cost of complimentaries, remained constant as a percentage of lodging revenues at 35% for both comparative periods.

     FOOD AND BEVERAGE COSTS AND EXPENSES. Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries, decreased to 62% from 70%, a decrease of 8 percentage points. The decrease is primarily due to decreases in administrative, Pink Taco restaurant and banquet labor costs in relation to food revenues and higher beach club labor efficiencies compared with other outlets offset partially by increases in room service labor costs incurred in relation to food revenues.

     RETAIL COSTS AND EXPENSES. Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries, increased to 53% from 48%, an increase of 5 percentage points. The increase is due primarily to increases in labor costs in relation to retail revenues.

     OTHER COSTS AND EXPENSES. Other costs and expenses in relation to other income, prior to reclassifying the cost of complimentaries, increased to 67% from 65%, an increase of 2 percentage points.

     MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses in relation to gross revenues decreased to 23% from 24%, a decrease of 1 percentage point. The relative decrease is primarily due to reductions in advertising expenses and other costs increasing at a lower rate than gross revenues offset partially by providing certain reserves related to various claims and legal matters.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased to $3.1 million from $3.4 million, a decrease of 9% primarily due to certain equipment with a 5 year depreciable life which became fully depreciated during the three-month period ended June 30, 2000.

     PRE-OPENING EXPENSE. The Company recorded pre-opening expense of $0.5 million for the three months ended September 30, 1999 associated with the opening of the Expansion during the second quarter of 1999.

     NET INTEREST EXPENSE. Net interest expense decreased to $4.1 million from $4.6 million, a decrease of $0.5 million or 11%. The decrease is primarily due to the decrease in borrowings under the credit facility, as a result of using the $20.0 million in proceeds from the issuance of the 9 1/4% Series B Cumulative Preferred Stock to reduce the balance, offset partially by in increase in interest rates charged on the credit facility.

     LOSS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the factors described above, the Company decreased loss applicable to common shareholders from $3.8 million to $2.2 million, an improvement of $1.6 million. The net positive changes noted in the preceding paragraphs were offset partially by a $1.4 million reduction in income tax benefit which was recognized in the prior year period related to operating losses and a $1.2 million increase in dividends related to the 9 1/4% Series A Cumulative Preferred Stock and 9 1/4% Series B Cumulative Preferred Stock issued between the comparative periods.

Nine Months Ended September 30, 2000 and 1999

         NET REVENUES. Net revenues increased 43% for the nine-month period ended September 30, 2000 to $93.0 million compared to $64.8 million for the corresponding period of the prior year. The increase in revenues is primarily attributable to a $15.5 million or 58% increase in casino revenue, a $9.3 million or 52% increase in food and beverage revenue, a $6.5 million or 47% increase in lodging revenue and a $0.8 million or 23% increase in other income. These increases were partially offset by a $1.3 million or 15% decrease in retail revenues and a $2.6 million or 45% increase in promotional allowances related to items furnished to customers on a complimentary basis.

         CASINO REVENUES. The $15.5 million increase in casino revenues was primarily due to a $12.1 million or 75% increase in table game revenues and a $3.2 million or 32% increase in slot machine revenues. The increase in table games revenues was due to increases in both table games drop and hold percentage. Table games drop increased 37% to $181.5 million from $132.1 million. Average drop per table per day increased 23% despite a 12% increase in the average number of table games in operation to 76 from 68. Table games hold percentage increased 3.4 percentage points to 15.6% from 12.2%. The result of these changes in drop, hold percentage and average number of table games in operation was an increase in average win per table game per day to $1,358 from $970, an increase of $388 or 40%. Slot machine revenues increased due to an increase in handle offset partially by a decrease in win percentage. Slot machine handle increased 40% to $291.0 million from $208.4 million. Slot machine win percentage decreased 0.3 percentage points to 4.6% from 4.9%. The Company decreased the average number of slot machines in operation to 674 from 715, a decrease of 41 or 6% between comparative periods. The net result of these changes in slot machine handle, win percent and average number of slot machines in operation was an increase in average win per slot machine per day to $72 from $52, an increase of $20 or 38%. We believe the increases in table games drop and slot machine handle were primarily due to having a full nine months of operations following the Expansion and more effective marketing programs.

         LODGING REVENUES. The $6.5 million increase in lodging revenues was primarily due to an increase in average daily rooms available as a result of the Expansion which was completed in May 1999, an increase in the average daily room rate to $108 from $97, an increase of $11 or 11%, and an increase in occupancy to 96% from 94%.

         FOOD AND BEVERAGE REVENUES. The $9.3 million increase in food and beverage revenues was primarily due to revenues from the new restaurants, an increased number of hotel rooms served by room service, the 6,000 square feet of ballroom/banquet facilities and the night club which opened in conjunction with the Expansion.

         RETAIL REVENUES. We believe the $1.3 million decrease in retail revenues was due in part to a general market decline in the themed restaurant merchandise segment and the addition of other retail operations in Las Vegas.

         OTHER INCOME. Other income increased to $4.3 million from $3.5 million, an increase of $0.8 million or 23%. The increase is due to the Expansion including, the Rock Spa, sundries, convenience service commissions and Beach Club operations.

         PROMOTIONAL ALLOWANCES. Promotional allowances increased to $8.4 million from $5.8 million, an increase of $2.6 million or 45%. The increase is due to increases in casino customers and volume of play in addition to a greater array of available amenities as a result of the Expansion. As a percentage of casino revenues, however, promotional allowances decreased 2 percentage points, to 20% from 22%, as a result of focusing promotional offerings on premium customers.

         CASINO EXPENSES. Casino expenses as a percentage of casino revenues decreased to 52% from 60%, a decrease of 8 percentage points. The relative percentage decrease was due in part to an increase in table games hold percentage. Variable casino expenses tend to be more closely related to volume, which increased 37% for table games, as opposed to revenues, which increase 75% for table games due to the volume increase and hold percentage increase. The relative percentage decrease in casino expenses was also due to decreases in labor costs and the cost of rooms and food and beverage furnished to customers on a complimentary basis in relation to casino revenues offset partially by cash incentives to slot machine customers which began being offered in January 2000 pursuant to changes in the slot club program.

         LODGING EXPENSES. Lodging expenses, prior to reclassifying the cost of complimentaries, decreased as a percentage of lodging revenues to 34% from 36%, a decrease of 2 percentage points. The decrease is due primarily to decreases in administrative, telephone operator and concierge labor costs in relation to lodging revenues.

         FOOD AND BEVERAGE COSTS AND EXPENSES. Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries, decreased to 65% from 74%, a decrease of 9 percentage points. The decrease is primarily due to decreases in administrative, Pink Taco restaurant and banquet labor costs in relation to food revenues and higher beach club labor efficiencies compared with other outlets offset partially by increases in room service labor costs incurred in relation to food revenues.

         RETAIL COSTS AND EXPENSES. Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries, increased to 51% from 47%, an increase of 4 percentage points. The increase is due primarily to increases in labor costs incurred in relation to retail revenues.

         OTHER COSTS AND EXPENSES. Other costs and expenses in relation to other income, prior to reclassifying the cost of complimentaries, increased to 56% from 46%, an increase of 10 percentage points. The increase is primarily due to a decrease in chip float revenue for which there is no significant direct expense and relative labor percentages at certain new facilities being higher than relative labor percentages in other operating departments.

         MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses in relation to gross revenues remained constant at 20%. The effects of providing certain reserves related to various claims and legal matters were offset by fixed costs related to the Expansion increasing at a lower rate than gross revenues.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $9.1 million from $7.1 million, an increase of 28% primarily due to the increased capital expenditures associated with the Expansion offset partially by a decrease in depreciable assets related to certain equipment with a 5 year depreciable life which became fully depreciated during the three-month period ended June 30, 2000.

         PRE-OPENING EXPENSE. During the nine-month period ended September 30, 1999, the Company recorded $5.0 million of pre-opening expense related to the opening of the Expansion during the second quarter of 1999.

         NET INTEREST EXPENSE. Net interest expense increased to $12.9 million from $10.6 million, an increase of $2.3 million or 22%. The increase is primarily due to the increase in borrowings associated with the Expansion offset partially by a decrease in borrowings under the credit facility as a result of using the $20.0 million in proceeds from the issuance of the 9 1/4% Series B Cumulative Preferred Stock. Net interest expense also increased due to an increase in the interest rate charged on the credit facility.

         INCOME APPLICABLE TO COMMON SHAREHOLDERS. As a result of the factors described above, the Company recognized net loss applicable to common shareholders of $0.5 million compared to a net loss applicable to common shareholders of $6.4 million in the prior year period, an improvement of $5.9 million. The net increases noted in the preceding paragraphs were offset partially by $2.6 million of dividends declared on the 9 1/4% Series A Cumulative Preferred Stock and the 9 1/4% Series B Cumulative Preferred Stock issued between the comparative periods and the absence in the nine-month period ended September 30, 2000 of a $2.9 million income tax benefit recognized in the nine-month period ended September 30, 1999 related to operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 2000, the Company's principal sources of funds were cash on-hand at December 31, 1999, cash provided by operating activities of $14.0 million and proceeds from the issuance of $20.0 million of 9 1/4% Series B Cumulative Preferred Stock (the additional preferred share sold pays dividends and matures in a manner consistent with the Company's existing outstanding shares of 9 1/4% Series A Cumulative Preferred Stock). The cash provided by operating activities includes net income before non-cash expenses of $11.8 million and $2.2 million of cash flow due to changes in operating assets and liabilities. The primary uses of funds were capital expenditures of $2.9 million and a $25.5 million reduction in the outstanding borrowings under the Company's credit facility. As a result, as of September 30, 2000 the Company had cash and cash equivalents of $8.6 million.

     The Company has commenced an $8.0 million remodeling project of the 339 rooms in its original hotel tower. The project is expected to be completed in two phases with the first phase to be completed during November and December 2000 and the second phase currently scheduled to be completed during June and July 2001. As of September 30, 2000, approximately $0.8 million of cash deposits had been made.

     The Company believes that its current cash balances and cash flow from operations and other sources of cash including the amounts available under the Company's $42.0 million credit facility will be sufficient to provide operating and investing liquidity during the next 12 months.

     The commitment under the Company's $42.0 million credit facility will begin reducing by $2.0 million the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2001 and will also reduce, beginning September 30, 2001 and on each succeeding September 30, by 50% of excess cash flow, as defined, for the then most recently completed fiscal year.

     The Company's $42.0 million credit facility contains certain covenants including, among other things, financial covenants, limitations on our ability to dispose of capital stock, enter into mergers and certain acquisitions, incur liens or indebtedness, issue dividends on stock, and enter into transactions with affiliates.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk


     Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk. We did not have any derivative financial instruments at September 30, 2000.

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

     We had $36.5 million and $59.0 million in variable rate debt outstanding at September 30, 2000 and November 30, 1999, respectively. Based upon the variable rate debt level at September 30, 2000, a hypothetical 10% adverse change in interest rates (approximately a 1 percentage point increase in the effective interest rate) would increase interest expense by approximately $0.4 million on an annual basis, and likewise decrease our net earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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
            3.           CERTIFICATE OF INCORPORATION AND BY-LAWS.

           *3.1 Second Amended and Restated Articles of Incorporation of the Company.

          **3.2          Certificate of Amendment of Second Amended and
                         Restated Articles of Incorporation.

          **3.3          Certificate of Designation of 9 1/4% Series A
                         Cumulative Preferred Stock, no par value per share.

         ***3.4          Certificate of Designation of 9 1/4% Series B
                         Cumulative Preferred Stock, no par value per share.

           *3.5          Second Amended and Restated By-Laws of the Company.

            4.           INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
                         INCLUDING INDENTURES.

           10.           MATERIAL CONTRACTS.

           10.1 Employment Agreement, dated November 8, 2000, between the Company and James D. Bowen.

           10.2 Form of Employment Agreement, dated November 2000, between the Company and Rick Richards.

           27.           FINANCIAL DATA SCHEDULE.

           27.1 Financial Data Schedule for the nine-month periods ended September 30, 2000 and 1999.

               99.       ADDITIONAL EXHIBITS.

            ***99.1      Assignment Agreement, dated as of August 4,
                         2000, entered into with reference to the Loan Agreement, dated as of March 23, 1998, by and among the Company, as Borrower, the Lenders party thereto and Bank of America, N.A., as Agent.

     * Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 21, 1998 (File No. 333-53211).

     ** Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended August 31, 1999 (File No. 333-53211).

     *** Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended June 30, 2000 (File No. 333-53211).


                (b)      Reports on Form 8-K

                               None.

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

                                      HARD ROCK HOTEL, INC.

Date:  November 13, 2000              By:  /s/ RICK RICHARDS
                                           ------------------------------------
                                           Rick Richards
                                           DULY AUTHORIZED OFFICER

                                           /s/ JAMES D. BOWEN
                                           ------------------------------------
                                           James D. Bowen
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)