Form 10-K
period 2000-12-31
HARD ROCK HOTEL INC
filed 2001-04-02
CIK 1059744

 =============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
 -----------------------------------------------------------------------------

                                    FORM 10-K

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2000

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For The Transition Period From To


                        Commission File Number 333-53211

                              HARD ROCK HOTEL, INC.
 -----------------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

            NEVADA                                         88-0306263
 -----------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

 4455 PARADISE ROAD, LAS VEGAS, NEVADA                        89109
 -----------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (702) 693-5000

 -----------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The voting common stock of the registrant is not publicly traded. All of the voting stock is held by an affiliate of the registrant.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

             Common Stock outstanding by class as of March 26, 2001


                  CLASS OF COMMON STOCK                 SHARES
  -----------------------------------------------------------------------------
                  Class A Common Stock                  12,000
                  Class B Common Stock                  64,023

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Hard Rock Hotel, Inc., a Nevada corporation, owns and operates the Hard Rock Hotel and Casino in Las Vegas, Nevada, the world's first casino resort with a rock music theme (the "Resort"). The Resort, modeled after the highly successful Hard Rock Cafe restaurant chain, is decorated with an extensive collection of rare rock memorabilia and has a distinctive roof top guitar-shaped neon sign that extends 180 feet into the Las Vegas skyline. The original Hard Rock Cafe was co-founded in 1971 by Peter Morton, the Company's Chairman, Chief Executive Officer, President, and Secretary, and the "Hard Rock" name has grown to become widely recognized throughout the world. The Resort commenced operations March 9, 1995. An expansion of the Resort was completed during May 1999.

         The Resort currently consists of:

              - an eleven-story hotel tower with 657 hotel rooms (including 63 suites),

              -   a 30,000 square-foot casino,

              -   a 3,600 square-foot retail store,

              - an 11,500 square-foot nightclub, called "Baby's," with a capacity of 800 persons,

              - a 6,000 square-foot banquet facility with a capacity of 390 persons,

              - a live music concert hall, called "The Joint," with a capacity of 2,050 persons,

              - a beach club including an outdoor swimming pool area with a tropical theme,

              -   five restaurants,

              -   three cocktail lounges, and

              - an 8,000 square-foot spa/salon/fitness center, called the "Rock Spa."

         We have commenced an $8.0 million remodeling project of the 339 rooms in our original hotel tower. We expect the project to be completed in two phases. The first phase, including the rooms on floors 2 and 8 through 11, was completed during November and December 2000. The second phase is currently scheduled to be completed during June and July 2001 but may be rescheduled until November and December 2001 depending on projected occupancy levels. As of December 31, 2000, we have made approximately $2.2 million of cash payments related to the remodeling project.

         In February 2000, we changed our financial reporting year-end to December 31. Previously, our fiscal year ended on November 30. As a result of this change, we are reporting the financial position of Hard Rock Hotel, Inc.
as of December 31, 2000 and November 30, 1999, and the results of our operations and our cash flows for the years ended December 31, 2000, November 30, 1999 and November 30, 1998, and the one-month period ended December 31, 1999.

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

         "HIP" ENTERTAINMENT. The Joint has hosted a variety of famous rock singers and popular music groups which in 2000 included, among others, Lenny Kravitz, Santana, Don Henley, Stone Temple Pilots, Ozzy Osborne, No Doubt, Destiny's Child, The Cure, Styx, Ringo Starr and John Lee Hooker. We believe that the Joint has become a favorite venue for musicians and guests due to its relatively small capacity and intimate atmosphere.

         The Resort has also hosted special events such as a post awards party for Fox Broadcasting's Billboard Music Awards, The King of the Beach Invitational, a pro volleyball tournament and VH-1's Fairway To Heaven, a celebrity golf tournament. We believe that The Joint's concerts and the Resort's special events generate significant worldwide publicity and reinforce the Resort's marquee image and unique position in the Las Vegas marketplace.

         GAMING MIX TARGETED TO CUSTOMER BASE. As of December 31, 2000, the casino included 674 slot machines, 76 table games and a 1,200 square-foot race and sports book. Our target gaming customer has a higher propensity to play table games and we strive to create a fun and enthusiastic gaming environment through the use of music themed gaming chips and playing surfaces and by promoting interaction between table game dealers and customers. The casino also features the latest slot machines, some of which reflect the Resort's rock music theme, as well as more traditional machines.

         SIGNIFICANT REVENUE FROM NON-GAMING OPERATIONS. We derive a majority of our revenues from non-gaming operations. Our hotel, beach club, retail, food and beverage, and other operations allow us to market the Resort as a full-service destination. Our diversified revenue base allows us to be less dependent on the casino as a source of revenues and profits, which we believe results in less volatility in our earnings.

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


LOCATION

         The Resort occupies one of the most highly visible and easily accessible sites in Las Vegas. It is located on approximately 16.7 acres of land near the intersection of Paradise Road and Harmon Avenue, approximately two miles from McCarran International Airport and approximately one mile east of the Strip, the main tourist area in Las Vegas. The Resort represents an attractive alternative for tourists, business travelers and locals who wish to avoid the crowds and congestion of the Strip, while maintaining close and easy access to the Strip. We have agreements with major hotels and casinos and retail establishments pursuant to which shuttle services are provided between such locations and the Resort. The Resort's location is particularly attractive due to its proximity to:

              - a high concentration of popular Las Vegas restaurants and nightclubs,

              -   the Las Vegas Convention Center,

              - the Thomas & Mack Center at the University of Nevada Las Vegas, Las Vegas' primary sporting and special events arena, and

              - a number of non-gaming hotels, which have an aggregate of more than 1,000 guest rooms.

THE RESORT

         The Resort currently consists of the hotel, casino, retail store, Baby's nightclub, banquet facility, The Joint, beach club, six restaurants, four cocktail lounges, and Rock Spa.

         THE HOTEL. The hotel's eleven-story tower houses 657 spacious hotel rooms, including 594 guest rooms and 63 suites. The guest rooms and deluxe suites average approximately 500 square feet in size, which is larger than the size of the average Las Vegas hotel room. Consistent with the Resort's distinctive decor, the hotel rooms are stylishly furnished with modern furniture, stainless steel bathroom sinks, pedestal beds with leather headboards and black-and-white photos of famous rock musicians. The rooms also include special amenities such as large 27-inch screen televisions, stereo systems and French doors that open to the outdoors. A full-service concierge and 24-hour room service are available to all guests of the hotel.

         The following table illustrates certain historical information relating to the hotel for the last three fiscal years:


                                                                                                                     MONTH
                                                                                     YEAR ENDED                      ENDED
                                                                   ---------------------------------------------- ----------------
                                                                    DECEMBER 31,   NOVEMBER 30,     NOVEMBER 30,   DECEMBER 31,
                                                                        2000           1999             1998           1999
                                                                   --------------- --------------  -------------- ----------------
         Number of hotel rooms...............................                657            657             339            657
         Average occupancy rate (1)..........................               94.8%          94.5%          100.0%          72.1%
         Average daily rate (1)..............................            $109.30        $ 97.41         $ 97.34        $ 98.60

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

         The casino houses 76 table games including Blackjack, Craps, Roulette, Caribbean Stud Poker, Baccarat, Mini-Baccarat and Pai-Gow Poker, 674 slot and video poker machines, an approximate 1,200 square-foot race and sports book as well as the 2,000 square-foot Center Bar. Some of the Casino's gaming equipment is periodically themed to coincide with various entertainment events such as slot machines and gaming chips featuring Playboy artwork introduced during the release, in March 2001, of their "Girls of the Hard Rock" magazine and video premier event held in the Joint. Other gaming equipment has been music themed including guitar-neck-shaped levers on slot machines, piano keyboards on roulette tables and gaming chips featuring the likeness of artists such as Lenny Kravitz and Van Morrison. The casino also offers patrons other attractions, such as cutting edge slot technology, proprietary slot graphics and distinctive slot signage.

         RETAIL. The Resort's retail operations consist of the Retail Store, a 3,600 square-foot retail shop, located at the Resort, and sales through our Internet web site. Visitors may purchase shirts, hats, pins, golf bags, children's clothing, stationary, leather jackets, collectible pin sets, sundry items and a variety of other merchandise displaying the popular "Hard Rock Hotel" and "HRH" logos from the Retail Store, through the web site and from a sundry store located in the Resort. Our retail operations offer a convenient and inexpensive outlet to market and advertise the "Hard Rock Hotel" trademark and attract other Las Vegas visitors to the Resort. Our in-house design team is responsible for maintaining the consistency of the Resort's image while creating new merchandise to expand and diversify the retail selection.

         BABY'S. Baby's is an approximately 11,500 square-foot facility, with an 800 person capacity, featuring three rooms on two levels, including a sunken dance floor, three bars and state-of-the-art lighting and sound equipment. We fly popular and innovative DJs in from all around the country to provide the proper entertainment to attract our target clientele.

         BANQUET FACILITY. Our 6,000 square-foot conference center and entertainment area has capacity for 390 persons. The state-of-the-art facility is located adjacent to the Beach Club area and can accommodate one large event/group and has the capability of being separated into three distinct 2,000 square-foot areas.

         THE JOINT. As a live music venue with capacity for 2,050 persons, The Joint successfully draws audiences from Las Vegas visitors and from the local Las Vegas population. We believe that as a result of hosting concerts by famous musicians which in 2000 included, among others, Lenny Kravitz, Santana, Don Henley, Stone Temple Pilots, Ozzy Osborne, No Doubt, Destiny's Child, The Cure, Styx, Ringo Starr and John Lee Hooker, the Joint has become a premier venue in Las Vegas for live popular music. We also believe that the Joint has become a favorite venue for musicians and guests due to its relatively small capacity and intimate atmosphere. The Resort has also hosted special events such as a post awards party for Fox Broadcasting's Billboard Music Awards, The King of the Beach Invitational, a pro volleyball tournament and VH-1's Fairway To Heaven, a celebrity golf tournament. We believe that The Joint's concerts and the Resort's special events generate significant worldwide publicity, reinforce the Resort's marquee image and unique position in the Las Vegas marketplace and provide an added source of visitors for the hotel, casino, retail and food and beverage operations.

         THE BEACH CLUB. The Beach Club features a 300-foot long, sand bottomed pool with a water slide, a running stream and underwater rock music. The Beach Club also features beaches with white sand imported from Monterey, California, rock outcroppings and whirlpools. In addition, the Beach Club features swim-up blackjack, a Beach Club bar and grill, 53 Tahitian-style private cabanas, and a removable dance floor which extends from one of the beach areas, providing the perfect party space amid thousands of tons of imported sand. The private cabanas include water misters, a refrigerator, a television and (for an additional fee) an on-site massage service.

         FOOD AND BEVERAGE. The Resort offers its patrons a selection of high-quality food and beverages at multiple price points. The Resort's food and beverage operations include five restaurants (AJ's Steakhouse, Pink Taco, Mortoni's, Mr. Lucky's, and Nobu), three bars in the casino (the Las Vegas Lounge, Sports Deluxe and Center Bar), three bars in The Joint, a bar at the Beach Club and catering service for corporate events, conventions, banquets and parties. AJ's Steakhouse, with seating capacity for approximately 100 persons, is reminiscent of classic steakhouses that reigned in 60's Las Vegas, with an open kitchen, and serves prime Chicago stockyard beef. Pink Taco, with seating capacity of approximately 150 persons, is a hip authentic Mexican eatery with seasonal outside dining. Mortoni's, an elegant restaurant with seating capacity for approximately 110 persons, serves upscale Italian cuisine. Mr. Lucky's, a 24-hour restaurant with seating capacity for approximately 200 persons, specializes in high-quality, moderately priced American cuisine. Nobu, with seating capacity of approximately 120 persons, is a ground breaking temple of Japanese cuisine with Latin American influences created by Master Chef Nobu Matsuhisa and owned and operated independently of the Resort.

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

         THE ROCK SPA. Our state-of-the-art health club and spa facilities feature amenities such as treadmills, stair-masters, stationary bicycles, CYBEX machines, a variety of free-weights, steam rooms, showers, massage, facial and other personal services. We believe the Rock Spa is a facility suitable for a first-class destination resort.

         BANQUETS AND CORPORATE EVENTS. The Resort hosts a number of corporate events, conventions, banquets and private parties for up to 3,000 persons. Past clients include Callaway Golf, ESPN, HBO, VH1, Red Bull, PeopleSoft, Coors Brewing Co., MCI Worldcom, and Sprint PCS. Depending upon the size of the event, customers can choose to host their corporate functions, conventions and banquets either indoors, at The Joint or in the Banquet facility, or outdoors, around the swimming pool at the Beach Club.

MARKETING

         Our marketing efforts are targeted at both the visitor market (tourists and business travelers) as well as local patrons. Our marketing department uses both traditional and innovative marketing strategies to promote the "Hard Rock Hotel" and "Hard Rock Casino" trademarks. We employ targeted marketing programs through use of our database, which contains approximately 770,000 names. The Resort is aggressively marketed not only through domestic and international public relations activities, direct mail, print, radio and television advertising, but also through special arrangements with various members of the entertainment industry. For example, in January 2001, Howard Stern broadcasted live from the casino following the Superbowl, reaching approximately 20 million of his listeners, during which his show's sponsors provided for a $100,000 blackjack bet for charity and in March 2001 Playboy released its April magazine issue and a video each featuring "Girls of the Hard Rock." In addition, for the past four years we have provided a number of rooms for the BILLBOARD Music Awards televised on Fox Network TV in exchange for frequent media exposure during the telecast. The Resort also hosts many well-publicized and often televised events such as segments of, and the post-awards party for, the Major League Baseball's Players Choice Awards, VH-1's Fairway to Heaven Celebrity Golf Tournament, and the King of the Beach Pro Volleyball Tournament. We believe that these types of events are held at the Resort because its stylish and distinctive atmosphere is consistent with the theme of the events. The events, in turn, reinforce the Resort's image as a destination resort among its target clientele. The concerts in The Joint by popular artists, some of which have been televised, are another form of promotional activity that reinforces the Resort's image.

         The casino marketing staff has developed the Back Stage Pass program for visitors to the casino. The Back Stage Pass is a casino player tracking card. The program, which is available to all casino visitors, tracks each patron's gaming record, and based on the level of gaming activity, members may become eligible for discounted or complimentary services, invitations to special events and merchandise at the Resort. Every visitor who joins the Back Stage Pass program receives a Six-Pac of coupons redeemable at the Resort. The coupons are redeemable for certain items available at the Resort such as a complimentary shot glass or a reduced weekday room rate.

         Management targets local residents through direct mail advertising as well as through hosting special events and parties specifically geared to the local population. In addition, management believes the off-Strip location and close proximity to a variety of restaurants and nightclubs attracts local residents to the Resort.


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


LAS VEGAS MARKET

         Las Vegas is one of the fastest growing and largest entertainment markets in the United States. For fiscal year 2000, gaming revenues in Clark County reached a new 12-month record of $7.7 billion. The number of visitors traveling to Las Vegas has increased at a steady and significant rate, from 17.2 million visitors in 1988 to a record 35.8 million in 2000, representing a compound annual growth rate of 6.3%. Aggregate expenditures by Las Vegas visitors increased at a compound annual growth rate of 10.0% from $10.0 billion in 1988 to $31.5 billion in 2000. The number of hotel and motel rooms in Las Vegas increased at a compound annual growth rate of 5.2% from 67,391 in 1989 to 124,270 in 2000. We believe that the addition of quality themed hotel casinos and resorts during recent years will continue to increase visitor traffic to Las Vegas and we will benefit in particular due to our unique niche and proximity to the Strip.

         The following table sets forth certain statistical information for the Las Vegas market for the years 1996 through 2000, as reported by the Las Vegas Convention and Visitor Authority.


                           LAS VEGAS MARKET STATISTICS


                                                     2000          1999          1998           1997          1996
                                                     ----          ----          ----           ----          ----
Visitor Volume (in thousands)                       35,850        33,809         30,605        30,465        29,002

Clark County Gaming Revenues (in millions)          $7,673        $7,209         $6,347        $6,152        $5,718

Hotel/Motel Rooms                                  124,270       120,294        109,365       105,347        90,046

Airport Passenger Traffic (in thousands)            39,776        33,669         30,227        30,306        28,027

Convention Attendance (in thousands)                 3,853         3,773          3,302         3,519         2,925


COMPETITION

         The Resort, located less than one mile east of the Strip, competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. Currently, there are approximately 29 major gaming properties located on or near the Strip, 13 additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas. Many of the competing properties, such as the Rio, Mandalay Bay, Paris, The Venetian, The Mirage, Treasure Island, Caesar's Place, Luxor, New York-New York, Bellagio, Aladdin and the MGM Grand have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than us and market to the same target demographic group as we do. Furthermore, additional hotel casinos, containing a significant number of hotel rooms, are expected to open in Las Vegas within the coming years. There can be no assurance that the Las Vegas market will continue to grow or that hotel casino resorts will continue to be popular, and a decline or leveling off of the growth or popularity of such facilities would adversely affect our financial condition and results of operations.

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

         To a lesser extent, the Resort competes with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, and in Atlantic City, New Jersey. The Resort also competes with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, Internet gaming ventures and international gaming operations. In 1998, California enacted The Tribal Government Gaming and Economic Self-Sufficiency Act (the "Tribal Act"). The Tribal Act provides a mechanism for federally recognized Native American tribes to conduct certain types of gaming on their land. The California electorate approved Proposition 1A on March 7, 2000. Proposition 1A gives all California Indian tribes the right to operate a limited number of certain kinds of gaming machines and other forms of casino wagering on California Indian reservations. Continued proliferation of gaming activities permitted by Proposition 1A may materially negatively affect Nevada gaming markets and our financial position and results of operations. Management is unable, however, to assess the magnitude of the impact on us. See "Risk Factors-Recently Enacted and Possible Legislation."


EMPLOYEES

         As of December 31, 2000, we had approximately 862 full-time employees and 652 on-call employees who are employed on an as-needed basis. None of our employees are members of unions; however, various unions have been aggressively soliciting new members in Las Vegas. We cannot assure that one or more unions will not approach our employees. We consider our relations with our employees to be good and have never experienced an organized work stoppage, strike or labor dispute.


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

         The Company is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. No person may become a stockholder of, or receive any percentage of profits from the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company has obtained from the Nevada Gaming Authorities the various approvals, permits and licenses required in order to engage in its current gaming activities in Nevada. The Company has received, subject to certain conditions, all additional approvals, registrations and regulation waivers that were required for the issuance of up to $120,000,000 aggregate principal amount of 9 1/4% Senior Subordinated Notes due 2005 (the "Notes").

         The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and some of the key employees of the Company must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation in which the burden of proving one's suitability is always on the applicant. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability for license, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

         If it were determined that the Nevada Act was violated by the Company, the gaming licenses we hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

         Any beneficial owner of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial owner of our equity securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

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

         The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver or such finding of suitability if such institutional investor holds the voting securities for "investment purposes only." An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered
Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada
Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation. Under certain circumstances, the Nevada Commission may find that an entity qualifies as an "institutional investor" even if the interest held is not a publicly registered company. However, the same maximum investment of 15% of the equity would remain.

         Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Company (i) pays that person any dividend or interest upon our voting securities, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, pursuant to the Clark County Code, the CCLGLB has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

         The Company is required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. Due to the fact that the Company is a corporate gaming licensee, the Company's stock certificates carry a restrictive legend indicating the Company's stock is subject to the Nevada Act. Furthermore, any negative covenant that restricts the transfer of the stock of a corporate licensee may require the prior approval of the Nevada Commission.

         The Company may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful. The Company has applied for and received, subject to certain conditions, approval as a Registered Corporation based upon its debt offering as well as a waiver of certain regulations of the Nevada Commission that prohibit a public offering by a corporation holding a Nevada gaming license. Such approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the debt securities offered. Any representation to the contrary is unlawful.

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

         The Company has established, and will be required to maintain, a Gaming Compliance Program for the purpose of, at a minimum, performing due diligence, determining the suitability of relationships with other entities and individuals and to review and ensure compliance by the Company, its subsidiaries and any affiliated entities, with the Act and Regulations and the laws and regulations of any other jurisdiction in which the Company or its subsidiaries or affiliates operate. The Gaming Compliance Program, any amendments there to, and the members, one such member which shall be independent, shall be administratively reviewed and approved by the Chairman of the Nevada Board. The Company shall amend the compliance program, or any element thereof, and perform such duties as may be assigned by the Chairman of the Nevada Board or his designee, related to review of activities relevant to the continuing qualification of the Company.

RISK FACTORS

Some of the risks we are subject to include:


OUR SIGNIFICANT LEVERAGE WILL SEVERELY RESTRICT OUR FINANCING OPTIONS AND WILL RESULT IN HIGH INTEREST PAYMENTS

         We are highly leveraged. We recorded net losses the last four years. As of December 31, 2000, our total debt was $157.5 million. We have $4.5 million of available borrowings under our current credit facility. The consequences of our leverage include, but are not limited to, the following:

     - upon full use of our current credit facility, interest payments will be approximately $15.5 million per year, $20.3 million per year including cumulative dividends on our preferred stock that will accrue if not paid, and which will require a substantial portion of our expected annual cash from operations,

     - our ability to obtain additional financing in the future for working capital, capital expenditures, development financing or other purposes may be limited, and

     - we will be susceptible to adverse changes in the economy and the Las Vegas gaming market.

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


WE ALSO FACE COMPETITION FROM GAMBLING VENUES LOCATED IN OTHER PARTS OF THE COUNTRY AND POTENTIALLY FROM OTHER "HARD ROCK" ENTERPRISES

         We will also face competition from competing "Hard Rock" hotels and casinos that may be established in jurisdictions other than Las Vegas. We cannot assure that the development by Rank or Mr. Morton of other hotels and casinos using names that include the phrase "Hard Rock" outside of Las Vegas will not adversely affect us. See "Business-Competition" and "-Use of the `Hard Rock' Brand Names by Entities Other Than Us Could Damage Our Business and Hurt Our Results of Operations."

         To a lesser extent, we compete with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, Atlantic City, New Jersey and other parts of the United States. We also compete with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, Internet gaming ventures and international gaming operations. See "Business-Competition." Continued proliferation of gaming activities could significantly and adversely affect our business and results of operations. See "-Recently Enacted and Possible Legislation Governing Gambling Activities Could Materially and Adversely Affect Our Business."

         Many of our competitors in the hotel casino industry are emphasizing or are expected to emphasize their non-gaming businesses, including retail sales. Consequently, we have recently experienced, and expect to continue to experience, increased competition in the retail sales market in Las Vegas.


WE DEPEND UPON ONE KEY MARKET AND HAVE A LIMITED BASE OF OPERATIONS WHICH MAY RESULT IN FLUCTUATIONS IN OUR OPERATING RESULTS AND INABILITY TO GENERATE SUFFICIENT CASH FLOW TO FUND OUR WORKING CAPITAL NEEDS

         All of our revenues are generated from the Resort. Our results of operations are dependent on conditions in Las Vegas and, indirectly, Southern California, where many of the Resort's targeted customers reside. A decline in the local economies of Las Vegas or Southern California could have a negative effect on our business and results of operations. In addition, because Las Vegas draws from a national and international tourist base, a downturn in the domestic or global economies could have a negative effect on our business and results of operations. Furthermore, due to our single location, we are subject to greater risks than a more diversified hotel and casino resort operator.

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


WE RELY ON KEY PERSONNEL, THE LOSS OF THE SERVICES OF WHICH WOULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

         Our ability to operate successfully and competitively is dependent, in part, upon the continued services of certain of our employees, particularly Peter Morton, Chairman of the Board, Chief Executive Officer, President and Secretary. In the event that Mr. Morton were to leave us, we might not be able to find a suitable replacement. We believe that the loss of services by Mr. Morton could have a material adverse effect on us. We do not maintain key man life insurance for any officer or director, including Mr. Morton. Mr. Morton has several outside business interests and may have additional business interests in the future. Although Mr. Morton currently spends substantially all of his business time on our business and operations, we cannot assure that he will do so in the future.

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

LACK OF SIGNIFICANT OPERATING HISTORY WITH CURRENT MANAGEMENT

         We have independently operated the Resort for only a little over three years. During the past year, we have replaced the persons who served as our Senior Vice President and General Manager and our Chief Financial Officer with new people. Our continued success will depend on the successful management by these new officers of our operations. We cannot assure that our new officers will be able to successfully manage our operations effectively.


OUR OPERATIONS HAVE HISTORICALLY RESULTED IN NET LOSSES

         We have recorded net losses for fiscal years 2000, 1999, 1998 and 1997. The $4.7 net loss applicable to common shareholders for the year ended December 31, 2000 is attributable in part to the settlement of certain litigation and claims and to disruption from the remodeling of a portion of the hotel rooms in the Resort's original hotel tower. The net loss applicable to common shareholders of $12.5 million for fiscal year 1999 is largely attributable to a $5.0 million write-off of pre-opening expenses and decreased revenues resulting from disruption caused by construction of the Expansion. The net loss for the fiscal year ended November 30, 1998 of $3.7 million is largely attributable to the write-off of loan fees of $3.5 million associated with the termination of our old credit facility and a $1.5 million write-off of legal fees associated with non-recurring litigation. The net loss for the fiscal year ended November 30, 1997 of $17.5 million is largely attributable to the $24.7 million non-recurring charge we paid in connection with the termination of the management agreement with Harveys Casino Resorts. We cannot assure that we will not post a net loss in the future.

USE OF THE "HARD ROCK" BRAND NAMES BY ENTITIES OTHER THAN US COULD DAMAGE OUR BUSINESS AND HURT OUR RESULTS OF OPERATIONS

         We benefit from the global name recognition and reputation generated by the Hard Rock Cafes that are operated by Rank. At present, Rank operates or franchises over 100 Hard Rock Cafes located in the United States and abroad. Rank is, however, under no obligation to continue to own, operate or franchise the Hard Rock Cafes, and there can be no assurance that Rank will not sell, change the focus of, or manage such restaurants in a manner that would adversely affect the Resort.

         In addition, although we have obtained the exclusive right to use and develop the "Hard Rock Hotel" and "Hard Rock Casino" trademarks in connection with the Resort in Las Vegas, a subsidiary of Rank is the sole owner of the rights to the "Hard Rock Cafe," "Hard Rock Hotel" and "Hard Rock Casino" trademarks. As a result, Rank or its licensee can exploit the "Hard Rock" name and logo, other than in connection with hotel casinos and casinos in the Morton Territory, including marketing "Hard Rock" merchandise, anywhere in the world. There can be no assurance that our business and results of operations will not be adversely affected by the management of the "Hard Rock" brand name.


GOVERNMENT REGULATION

         The gaming operations and the ownership of our securities are subject to extensive regulation by the Nevada Gaming Authorities. See "Business-Regulation and Licensing." The Nevada Gaming Authorities have broad authority with respect to licensing and registration of entities and individuals involved with the Company.

         Although the Company currently holds a gaming license issued by the Nevada Gaming Authorities, the Nevada Gaming Authorities may, upon the violation of a gaming law or regulation and after disciplinary complaint and public hearing, among other things, revoke, suspend, limit or condition the gaming license of any corporate entity (a "Corporate Licensee") or the registration of a Registered Corporation or any entity registered as a holding company of a Corporate Licensee or fine each person or entity or both up to $250,000 for each violation. In addition, the Nevada Gaming Authorities may revoke the license or finding of suitability of any officer, director, controlling person, shareholder, noteholder or key employee of a licensed or registered entity. If the Company's gaming licenses and/or registrations were revoked for any reason, the Nevada Gaming Authorities could require the closing of the Company's gaming operations, which would result in a material adverse effect on the Company's business. The Company has been licensed and certain of the Company's officers, directors, shareholders and key employees either have been found suitable, or have applied for findings of suitability with, the Nevada Gaming Authorities.

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


RECENTLY ENACTED AND POSSIBLE LEGISLATION GOVERNING GAMBLING ACTIVITIES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

         We also compete to some extent with casinos in other states, riverboat and Native American gaming ventures, state-sponsored lotteries, on- and off-track wagering, card parlors and other forms of legalized gaiming in the United States, as well as with gaming on cruise ships and international gaming operations. In addition, certain states have recently legalized or are considering legalizing casino gaming in specific geographical areas within those states. Any future development of casinos, lotteries or other forms of gaming in other states, particularly areas close to Nevada, such as California, could have a material adverse effect on our results of operations.

         The number of casinos on Indian lands has increased since the enactment of the Indian Gaming Regulatory Act of 1988. The voters in the State of California addressed this issue on March 7, 2000 when they voted in favor of Proposition 1A, an amendment to the California State constition that allows Las Vegas-style gaming on Indian lands in the state. A number of Native American tribes have already signed and others have begun negotiating gaming compacts with the State of California. If the compacts are subsequently approved by the federal government, Las Vegas-style gaming will be legal in California on those tribal lands. At this time, we cannot determine the impact this will have on our business. While new gaming jurisdictions have traditionally not materially impacted Las Vegas, the potential expansion of gaming into California poses a more serious threat to the continued growth of Las Vegas.

         Our current business is highly dependent on gaming in Las Vegas. We derive a substantial percentage of our business from tourists principally from Southern California and the southwestern United States. Weakness in the economy of Southern California has in the past, and could in the future, adversely affect our financial results. Recent electrical energy shortages, and possible rate increases in California could also adversely affect our financial results.

         The National Gambling Impact Study Commission's recommendations may adversely affect the gaming industry and our operations. A National Gambling Impact Study Commission was established by the United States Congress to conduct a comprehensive study of the social and economic impact of legal gaming in the United States on April 28, 1999, the National Commission voted to recommend that the expansion of gaming be curtailed. In June 1999, the National Commission issued a final report of its findings and conclusions, together with recommendations for legislative and administrative actions.

         The United States Congress is presently considering a bill that stems from a recommendation of the National Commission. This bill proposes to completely ban betting on college and amateur sports in the United States, including Nevada, and if enacted into law, would adversely affect the gaming industry and materially and adversely impact our business and results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for our common stock.

         As of March 26, 2001, there was one holder of record of our Class A Common Stock and 11 holders of record of our Class B Common Stock.

         We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Our outstanding preferred stock and current debt limit our payment of dividends. We currently intend to retain future earnings to help fund the development and growth of our business.

         On March 23, 1998, we consummated an offering of $120,000,000 aggregate principal amount of the Notes, pursuant to exemptions from, or transactions not subject to, the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws. The net proceeds of the offering were $115.9 million. The offering was underwritten by a syndicate managed by Bear Stearns & Co., Inc. Following the offering, we effected an exchange offer, registered under the Securities Act, pursuant to which the Series A 9 1/4% Senior Subordinated Notes due 2005 were exchanged for Series B 9 1/4% Senior Subordinated Notes due 2005 with substantially the same terms and conditions as the Series A 9 1/4% Senior Subordinated Notes due 2005.

         We used most of the net proceeds to repay amounts outstanding under a $120,000,000 credit agreement that we entered into with a consortium of banks in September of 1997. We used the remainder of the net proceeds, along with borrowings under our current credit facility and cash flow from operations, to fund our expansion of the Resort.

         On August 31, October 1, October 29 and November 2, 1999 we issued and sold $2.5 million, $5.5 million, $2.0 million and $18.0 million, respectively, aggregate liquidations preference of our 9 1/4% Series A Cumulative Preferred Stock to Mr. Morton. The issuance of the 9 1/4% Series A Cumulative Preferred Stock was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder because Mr. Morton purchased the shares for his own account and not with a view to distribution. The net proceeds from these sales of preferred stock were an aggregate of $28.0 million. These sales were not underwritten.

         We used the net proceeds from these sales of preferred stock to pay for construction related payables, to reduce amounts outstanding under our current credit facility and for general corporate expenditures.

         On May 30, 2000, we issued $20 million of our 9 1/4% Series B Cumulative Preferred Stock to Desert Rock, Inc., a Nevada corporation, an entity wholly owned by Peter Morton. The issuance of the 9 1/4% Series B Cumulative Preferred Stock was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder because Desert Rock purchased the share for its own account and not with a view to distribution. The 9 1/4% Series B Cumulative Preferred Stock contains terms substantially the same our 9 1/4% Series A Cumulative Preferred Stock. Proceeds from the issuance of the $20.0 million of 9 1/4% Series B Cumulative Preferred Stock were used to reduce the outstanding borrowings under our credit facility. In conjunction with the $20 million reduction of our outstanding borrowings under our credit facility, we reduced our commitment amount available under our credit facility to $42.0 million.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         Our selected historical income statement data set forth below for fiscal years 2000, 1999 and 1998 and the one-month period ended December 31, 1999, and the selected historical balance sheet data set forth below at December 31, 2000 and November 30, 1999, have been derived from our Financial Statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein. Our selected historical income statement data set forth below for fiscal years 1997 and 1996 and the selected historical balance sheet data set forth below at November 30, 1998, 1997 and 1996 have been derived from our audited Financial Statements not included herein. The selected financial and operating data set forth below should be read in conjunction with the Financial Statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                      YEARS ENDED                                          MONTH
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)                             ENDED
                                  -------------------------------------------------------------------------------------  -----------
                                     DECEMBER          NOVEMBER         NOVEMBER          NOVEMBER         NOVEMBER       DECEMBER
                                        31,              30,               30,              30,              30,            31,
                                       2000              1999             1998              1997             1996           1999
                                  ---------------- ----------------- ---------------- ----------------- ---------------  -----------
INCOME STATEMENT DATA:
REVENUES:
    Casino                             $54,466         $37,155            $36,070          $35,395          $36,560       $ 1,821
    Lodging                             26,372          18,860             12,988           12,919           12,257         1,567
    Food and beverage                   35,611          24,488             18,973           16,704           15,003         2,252
    Retail                               9,679          11,492             11,714           15,404           17,336           804
    Other income                         5,628           4,284              2,109            2,076            1,901           443
    Less: complimentaries              (10,936)         (7,872)            (6,189)          (5,450)          (5,768)         (850)
                                  ---------------- ----------------- ---------------- ----------------- ---------------  -----------
    Net revenues                       120,820          88,407             75,665           77,048           77,289         6,037
                                  ---------------- ----------------- ---------------- ----------------- ---------------  -----------
COSTS AND EXPENSES:
    Casino                              29,625          21,999             18,640           17,921           18,158         2,589
    Lodging                              7,177           5,360              3,953            4,149            4,112           578
    Food and beverage                   20,173          15,428             11,405           10,360           10,118         1,384
    Retail                               4,115           5,232              5,503            7,102            7,869           429
    Other                                3,285           2,121                952              943              949           176
    Marketing                            5,329           4,408              4,252            3,174            2,975           409
    General and administrative          22,805          15,821             14,607           15,140           14,922         2,171
    Depreciation and amortization       12,138          10,527              5,747            5,503            5,523         1,220
    Pre-opening expenses                     -           5,038                  -                -                -             -
    Charge for termination of
     Management Agreement                    -               -                  -           24,715                -             -
                                  ---------------- ----------------- ---------------- ----------------- ---------------  -----------
    Total Costs and expenses           104,647          85,934             65,059           89,007           64,626         8,956
                                  ---------------- ----------------- ---------------- ----------------- ---------------  -----------
INCOME (LOSS) FROM OPERATIONS           16,173           2,473             10,606          (11,959)          12,663        (2,919)
                                  ---------------- ----------------- ---------------- ----------------- ---------------  -----------


                                                                       YEARS ENDED                                        MONTH
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)                           ENDED
                                         ---------------------------------------------------------------------------   ------------
                                          DECEMBER        NOVEMBER      NOVEMBER        NOVEMBER         NOVEMBER        DECEMBER
                                             31,            30,            30,             30,              30,             31,
                                            2000            1999          1998            1997             1996            1999
                                         -------------- ------------ ---------------- -------------- ---------------   ------------
    Interest expense, net                   (16,727)       (14,679)       (10,766)       (5,585)           (5,617)        (1,539)
    Other expenses, net                        (393)           (28)             -           (32)              (54)           (36)
                                         -------------- ------------ ---------------- -------------- ---------------   ------------
    Income (loss) before income tax
       provision (benefit) and
       extraordinary loss                      (947)       (12,234)          (160)      (17,576)            6,992         (4,494)
    Income tax provision (benefit)                -              -              -        (1,168)            2,525              -
                                         -------------- ------------ ---------------- -------------- ---------------   ------------
    Income (loss) before
       extraordinary loss                      (947)       (12,234)          (160)      (16,408)            4,467         (4,494)
    Extraordinary loss                            -              -         (3,496)       (1,081)                -              -
                                         -------------- ------------ ---------------- -------------- ---------------   ------------
Net income (loss)                              (947)       (12,234)        (3,656)      (17,489)            4,467         (4,494)
    Preferred stock dividends                (3,791)          (297)             -             -                 -           (218)
                                         -------------- ------------ ---------------- -------------- ---------------   ------------
Income (loss) available to common
   shareholders                             $(4,738)      $(12,531)      $ (3,656)     $(17,489)          $ 4,467        $(4,712)
                                         ============== ============ ================ ============== ===============   ============
Basic and diluted net income (loss)
   per share applicable to common
   shareholders                             $(62.32)      $(164.83)      $ (48.09)     $(143.84)          $ 35.25        $(61.98)
                                         ============== ============ ================ ============== ===============   ============
Weighted average number of common
   shares outstanding                        76,023         76,023         76,023       121,586           126,705         76,023
                                         ============== ============ ================ ============== ===============   ============

OTHER DATA:
    Capital expenditures (1)                $ 7,272        $68,275        $39,802       $ 2,557           $ 4,006        $ 1,122
    Depreciation and amortization           $12,138        $10,527        $ 5,747       $ 5,503           $ 5,523        $ 1,220
    Ratio of earnings to fixed
      charges (2)                                 -              -              -             -              2.2x              -


                                                                                YEARS ENDED
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            -------------------------------------------------------------------------------------
                                               DECEMBER          NOVEMBER         NOVEMBER          NOVEMBER         NOVEMBER
                                                  31,              30,               30,              30,              30,
                                                 2000              1999             1998              1997             1996
                                            ---------------- ----------------- ---------------- ----------------- ---------------
BALANCE SHEET DATA:
    Cash and cash equivalents                   $  7,979         $  2,039          $  4,568         $  4,214         $  5,958
    Total assets                                $198,606         $199,912          $142,394         $109,556         $109,044
    Total debt                                  $157,500         $179,093          $130,699         $106,013         $ 64,315
    Preferred stock, Series A                   $ 31,213         $ 28,297          $      0         $      0         $      0
    Preferred stock, Series B                   $ 21,092         $      0          $      0         $      0         $      0
    Shareholders' equity (deficit) (3)          $(33,573)        $(24,123)         $(11,592)        $ (7,936)        $ 30,762

---------------
(1) Capital expenditures for fiscal year 1996 exclude $6.4 million of non-cash additions.

(2) In computing the ratio of earnings to fixed charges: (a) earnings have been based on income (loss) before extraordinary items, income taxes and fixed charges, net of interest capitalized, and (b) fixed charges consist of interest, including amounts capitalized, amortization of debt, and the estimated interest portion of rentals. Net losses for fiscal years 2000, 1999, 1998, and 1997 and the month ended December 31, 1999 resulted in coverage deficiencies of $1.0 million, $14.5 million, $1.0 million, $17.6 million and $4.5 million, respectively.

(3) Effective October 24, 1997, the Company redeemed Harveys' 40% equity interest in the Company and its rights under the Management Agreement for $45 million. The Company accounted for this transaction in its November 30, 1997 financial statements with a $21.2 million charge to paid-in-capital and a $24.7 million charge to expense (which amounts include $0.9 million in related transaction costs).

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

OVERVIEW

         Our sole business is the operation of the Resort. During the year ended December 31, 2000, 41.3% of the Resort's revenues were derived from gaming operations, 27.0% from food and beverage, 20.0% from lodging, and 11.7% from retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury, boutique hotel.

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

         During fiscal year 2000, we decreased our revolving credit line from $62 million to $42 million. Also in fiscal year 2000, we sold, for $20 million, $20 million liquidation preference of our 9 1/4% Series B Cumulative Preferred Stock to Desert Rock, Inc., an entity wholly-owned by Peter Morton, our Chairman, Chief Executive Officer, President and Secretary. Proceeds of the preferred stock sale were used to reduce the credit facility.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED NOVEMBER 30, 1999

         NET REVENUES. Net revenues increased 37% for the year ended December 31, 2000 to $120.8 million compared to $88.4 million for the fiscal year ended November 30, 1999. The increase in revenues is primarily attributable to the effects of the Expansion and consisted of a $17.3 million or 47% increase in casino revenue, a $7.5 million or 40% increase in lodging revenue, a $11.1 million or 45% increase in food and beverage revenue and a $1.3 million or 31% increase in other income. These increases were partially offset by a $1.8 million or 16% decrease in retail revenues and a $3.0 million or 39% increase in promotional allowances related to items furnished to customers on a complimentary basis.

         CASINO REVENUES. The $17.3 million increase in casino revenues was primarily due to a $13.9 million or 60% increase in table game revenues and a $3.3 million or 24% increase in slot machine revenues. The increase in table games revenues was due to increases in both table games drop and hold percentage. Table games drop increased 31% to $242.5 million from $185.5 million. Drop per table per day increased 16% despite a 13% increase in the number of table games in operation to 76 from 67. Table games hold percentage increased 2.8 percentage points to 15.3% from 12.5%. The result of these changes in drop, hold percentage and number of table games in operation was an increase in average win per table game per day to $1,333 from $941, an increase of $392 or 42%. We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Strip, our net hold percentage for the year ended December 30, 2000 was 17.4%. Slot machine revenues increased due to an increase in handle offset partially by a decrease in win percentage. Slot machine handle increased 34% to $372.9 million from $279.1 million. Slot machine win percentage decreased 0.4 percentage points to 4.9% from 5.3%. We decreased the number of slot machines in operation to 674 from 705, a decrease of 31 or 4% between comparative periods. The net result of these changes in slot machine handle, win percent and number of slot machines in operation was an increase in win per slot machine per day to $74 from $57, an increase of $17 or 30%. We believe the increases in table games drop and slot machine handle were primarily due to having a full 12 months of operations following the Expansion and more effective marketing programs.

         LODGING REVENUES. The $7.5 million increase in lodging revenues was primarily due to an increase in average daily rooms available as a result of the Expansion which was completed in May 1999, an increase in the average daily room rate to $109 from $97, an increase of $12 or 12%. Occupancy remained constant for the two periods at 95%.

         FOOD AND BEVERAGE REVENUES. The $11.1 million increase in food and beverage revenues was primarily due to revenues from the new restaurants, an increased number of hotel rooms served by room service, the 6,000 square feet of ballroom/banquet facilities and the night club which opened in conjunction with the Expansion.

         RETAIL REVENUES. We believe the $1.8 million decrease in retail revenues was due in part to a general market decline in the themed restaurant merchandise segment and the addition of other retail operations in Las Vegas.

         OTHER INCOME. Other income increased to $5.6 million from $4.3 million, an increase of $1.3 million or 30%. The increase is due to the Expansion, including the Rock Spa, sundries, convenience service commissions and Beach Club operations.

         PROMOTIONAL ALLOWANCES. Promotional allowances increased to $10.9 million from $7.9 million, an increase of $3.0 million or 39%. The increase is due to increases in casino customers and volume of play in addition to a greater array of available amenities as a result of the Expansion. As a percentage of casino revenues, promotional allowances decreased 1 percentage point, to 20% from 21%.

         CASINO EXPENSES. Casino expenses as a percentage of casino revenues decreased to 54% from 59%, a decrease of 5 percentage points. The relative percentage decrease was due in part to an increase in table games hold percentage. Variable casino expenses tend to be more closely related to volume, which increased 31% for table games, as opposed to revenues, which increased 60% for table games due to the volume increase and hold percentage increase. The relative percentage decrease in casino expenses was also due to decreases in labor costs and the cost of rooms and food and beverage furnished to customers on a complimentary basis in relation to casino revenues offset partially by cash incentives to slot machine customers which began being offered in January 2000 pursuant to changes in the slot club program.

         LODGING EXPENSES. Lodging expenses, prior to reclassifying the cost of complimentaries, decreased as a percentage of lodging revenues to 34% from 37%, a decrease of 3 percentage points. The decrease is due primarily to decreases in administrative, telephone operator and concierge labor costs in relation to lodging revenues.

         FOOD AND BEVERAGE COSTS AND EXPENSES. Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries, decreased to 67% from 73%, a decrease of 6 percentage points. The decrease is primarily due to decreases in administrative costs, Pink Taco restaurant and banquet labor costs in relation to food revenues and higher beach club labor efficiencies compared with other outlets offset partially by increases in room service labor costs incurred in relation to food revenues.

         RETAIL COSTS AND EXPENSES. Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries, remained constant at 47%.

         OTHER COSTS AND EXPENSES. Other costs and expenses in relation to other income increased to 58% from 50%, an increase of 8 percentage points. The increase is primarily due to a decrease in chip float revenue for which there is no significant direct expense and relative labor percentages at certain new facilities being higher than relative labor percentages in other operating departments.

         MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses in relation to gross revenues remained constant for the two periods at 21%. Fixed costs related to the Expansion increased at a lower rate than gross revenues the effects of which were offset by providing certain reserves related to various claims and legal matters.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $12.1 million from $10.5 million, an increase of 15% primarily due to the increased capital expenditures associated with the Expansion offset partially by a decrease in depreciable assets related to certain equipment with a 5 year depreciable life that became fully depreciated during the year ended December 31, 2000.

         PRE-OPENING EXPENSE. During the fiscal year ended November 30, 1999, the Company recorded $5.0 million of pre-opening expense related to the opening of the Expansion during May 1999.

         NET INTEREST EXPENSE. Net interest expense increased to $16.7 million from $14.7 million, an increase of $2.0 million or 14%. The increase is primarily due to the increase in borrowings associated with the Expansion offset partially by a decrease in borrowings under the credit facility as a result of using the $20.0 million in proceeds from the issuance of the 9 1/4% Series B Cumulative Preferred Stock. Net interest expense also increased due to an increase in the average interest rate charged on the credit facility.

         LOSS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the factors described above, the Company recognized net loss applicable to common shareholders of $4.7 million compared to a net loss applicable to common shareholders of $12.5 million in the prior year period, an improvement of $7.8 million. The net positive increases noted in the preceding paragraphs were offset partially by: (i) a $2.9 million increase in dividends declared on the 9 1/4% Series A Cumulative Preferred Stock, due to it being outstanding for all of 2000 and only a portion of 1999, and (ii) the $1.2 million of dividends declared on the $20 million of 9 1/4% Series B Cumulative Preferred Stock issued between the comparative periods.


RESULTS OF OPERATIONS
YEAR ENDED NOVEMBER 30, 1999 COMPARED TO YEAR ENDED NOVEMBER 30, 1998

         NET REVENUES AND OPERATING INCOME. Net revenues increased 16.8% for the year ended November 30, 1999 to $88.4 million compared to $75.7 million for the corresponding period of the prior year. Operating income decreased 37.9% for the year ended November 30, 1999 to $7.5 million (excluding $5.0 million in pre-opening expenses related to the Expansion) compared to $12.1 million (excluding $1.5 million in legal fees related to non-recurring litigation) for the corresponding period of the prior year. The increase in revenues is primarily attributable to a 45.2% increase in lodging revenue and a 29.1% increase in food and beverage revenue, each as a result of the Expansion. Operating income decreased primarily as a result of decreased table games hold percentage, increased casino, general and administrative expenses and increased depreciation expense resulting from the Expansion.

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

         OTHER INCOME. Other income increased 104.8%, for the year ended November 30,1999 to $4.3 million from $2.1 million for the corresponding period of the prior year. The increase is partially due to the opening of the new facilities, including the Rock Spa and a cigar shop, which had combined revenues for the year ended November 30, 1999 of $1.2 million. Revenues for the Sundry Store increased to $1.7 million from $1.0 million for the corresponding period of the prior year. Additionally, we recorded $0.7 million revenue for chip float compared to $0.4 million for the corresponding period of the prior year, representing commemorative chips in public circulation management believes will never be redeemed.

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

         LOSS APPLICABLE TO COMMON SHAREHOLDERS. As a result of the factors described above, we recorded a net loss applicable to common shareholders for the year ended November 30, 1999 of $12.5 million compared to a net loss applicable to common shareholders of $3.7 million for the corresponding period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 2000, our principal sources of funds were cash on-hand at December 31, 1999, cash provided by operating activities of $14.8 million and proceeds from the issuance of $20.0 million of 9 1/4% Series B Cumulative Preferred Stock (the additional preferred share sold pays dividends and matures in a manner consistent with our existing outstanding shares of 9 1/4% Series A Cumulative Preferred Stock). The amount of cash provided by operating activities includes depreciation and amortization of $13.0 million and $2.4 million of changes in operating assets and liabilities. The primary uses of funds were capital expenditures of $4.8 million, net of a $2.5 million increase in construction payables, and a $24.5 million reduction in the outstanding borrowings under our credit facility. As a result, as of December 31, 2000 we had cash and cash equivalents of $8.0 million.

         We have commenced an $8.0 million remodeling project of the 339 rooms in our original hotel tower. We expect the project to be completed in two phases. The first phase was completed during November and December 2000. The second phase is currently scheduled to be completed during June and July 2001 but may be rescheduled until November and December 2001 depending on projected occupancy levels. As of December 31, 2000, we have made approximately $2.2 million of cash payments related to the remodeling project.

         We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $42.0 million credit facility ($4.5 million as of December 31, 2000) will be sufficient to provide operating and investing liquidity during the next 12 months. We may, however, need to raise additional funds prior to January 1, 2002. Our ability to raise additional funds is limited by restrictions on our financing activities under our credit facility and the Notes. We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

         The $42.0 million commitment under our credit facility will begin reducing by $2.0 million the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2001 and will also reduce, beginning September 30, 2001 and on each succeeding September 30, by 50% of excess cash flow, as defined, for the then most recently completed fiscal year. Based on our calculations, we generated no excess cash flow as defined for the year ended December 31, 2000. Accordingly, no reduction, in excess of the standard reduction, of the commitment will occur on September 30, 2001.

         The credit facility contains certain covenants including, among other things, financial covenants, limitations on our ability to dispose of capital stock, enter into mergers and certain acquisitions, incur liens or indebtedness, issue dividends on stock, and enter into transactions with affiliates. The credit facility is secured by substantially all of our property at the Resort.

         As of December 31, 2000, $4.3 million aggregate in dividends have accrued on our 9 1/4% Series A Cumulative Preferred Stock and 9 1/4% Series B Cumulative Preferred Stock.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk. We did not have any derivative financial instruments as of December 31, 2000.

         Our exposure to market risk for changes in interest rates relates primarily to the credit facility. In accordance with the credit facility, we enter into variable rate debt obligations to support general corporate purposes, including capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including assessment of the current and future economic environment.

         We had $37.5 million in variable rate debt outstanding as of December 31, 2000. Based upon this year-end variable rate debt level, a hypothetical 10% adverse change in interest rates (approximately a 1 percentage point increase in the effective interest rate) would increase interest expense by approximately $0.4 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Index to Financial Statements beginning on page F-1.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age and position of each of our directors, executive officers or key employees:


                 NAME                           AGE           POSITION
                 ----                           ---           --------
Peter A. Morton.............................     52      Chairman of the Board, Chief
                                                           Executive Officer, President
                                                           and Secretary

Rick B. Richards.............................    40      Senior Vice President of
                                                           Operations and General
                                                           Manager

James D. Bowen...............................    39      Vice President Finance, Chief
                                                           Financial Officer
                                                           and Treasurer

Christine R. Belcastro......................     51      Vice President of Hotel
                                                           Operations

Loren J. Guidry.............................     37      Vice President of Food and
                                                           Beverage Operations

Gilbert Friesen.............................     61      Director

Stephen A. Marks............................     52      Director


         PETER MORTON. Mr. Morton has been our Chairman of the Board, Chief Executive Officer and President since our formation and Secretary since December 1997. Prior to June 1996, Mr. Morton was the President and Chief Executive Officer of Hard Rock America. Mr. Morton, a third generation restaurateur, co-founded the London Hard Rock Cafe in 1971, at the age of 23. He also opened Morton's Restaurant in Los Angeles, California in 1979 and has developed Hard Rock Cafes in Aspen, Chicago, Hollywood, Honolulu, Houston, Las Vegas, Los Angeles, Maui, New Orleans, Newport Beach, Phoenix, San Diego, San Francisco and Sydney. In addition, Mr. Morton has developed the following restaurants: Great American Disaster, London, England (1970); and Morton's Bar and Grill, London, England (1975). Mr. Morton sits on the Board of Trustees of the Natural Resources Defense Council.

         RICK B. RICHARDS. During the month of August 2000, Rick Richards was appointed to the position of Senior Vice President and General Manager of the Company. Mr. Richards most recently served as Senior Vice President of Casino Operations at New York New York in Las Vegas from March 2000 through August 2000. Prior to that, he was the Vice President of Gaming Operations at the Hard Rock Hotel & Casino from May 1999 until March 2000. Mr. Richards was a Branch Manager for Hilton National Marketing from 1997 to 1999, and Vice President and Assistant General Manager of Players Island in Lake Charles, Louisiana from 1996 to 1997. From 1981 to 1997, Mr. Richards served in various casino management positions for Station Casinos, Inc., Bally's Las Vegas, Caesars Palace, and Boyd Gaming.

         JAMES D. BOWEN. During the month of April 2000, Mr. Bowen was appointed to the position of Vice President Finance, Chief Financial Officer and Treasurer of the Company. Mr. Bowen held the position of Vice President Finance for Lady Luck Gaming Corp. from 1995 to 2000. Prior to 1995, he worked for five years for KPMG, LLC, two years for the Dunes Hotel, Casino and Country Club and five years for Arthur Andersen, LLP.

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

         LOREN J. GUIDRY. Mr. Guidry has been our Vice President of Food and Beverage since March 2000. From August 1996 through March 2000, Mr. Guidry served as our Director of Food and Beverage. Prior to August 1996, he worked in various capacities in the food and beverage departments for Trump Plaza Hotel and Casino from June 1995 through August 1996 and the New Orleans Hilton from December 1989 through June 1995.

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

         The following table sets forth the compensation we paid to our Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers") for fiscal years 2000, 1999 and 1998.


                                                   ANNUAL COMPENSATION                            LONG-TERM COMPENSATION AWARDS
                                  -------------------------------------------------------     -------------------------------------
                                                                          OTHER ANNUAL        RESTRICTED STOCK       ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR      SALARY          BONUS        COMPENSATION            AWARD(S)        COMPENSATION (1)
-----------------------------------------------------------------------------------------     -------------------------------------
Peter A. Morton                    2000  $           -  $           -     $   2,413,119  (2)  $              -  $                -
Chairman of the Board,             1999              -              -         1,751,677  (2)                 -                   -
  Chief Executive Officer,         1998              -              -         1,510,260  (2)                 -                   -
  President and Secretary

Rick Richards                      2000        132,352        192,313                 -                      -                   -
Senior Vice President of           1999         69,711              -                 -                      -                   -
  Operations and General           1998              -              -                 -                      -                   -
  Manager

James D. Bowen                     2000         86,538          7,326                 -                      -                   -
Vice President Finance,            1999              -              -                 -                      -                   -
  Chief Financial Officer and      1998              -              -                 -                      -                   -
  Treasurer

Christine R. Belcastro             2000        120,427         32,699                 -                      -                   -
Vice President of Hotel            1999        118,531         28,789                 -                      -                   -
  Operations                       1998        118,893         36,579                 -                      -                   -

Loren J. Guidry                    2000         93,846         41,254                 -                      -                   -
Vice President of Food and         1999         83,654         13,920                 -                      -                   -
  Beverage Operations              1998         73,596         18,525                 -                      -                   -

Jonathan Swain                     2000        165,000         19,500                 -                      -                   -
Former Senior Vice                 1999         70,000              -                 -                      -                   -
  President of Operations          1998              -              -                 -                      -                   -
  and General Manager

Tjeerd Brink                       2000         33,846          6,875                 -                      -                   -
Former Vice President              1999         35,961              -                 -                      -                   -
  Finance, Chief Financial         1998              -              -                 -                      -                   -
  Officer and Treasurer

------------------------------
(1) All Other Compensation consists of contributions made by us to the Hard Rock 401(k) Plan, insurance premiums on term life insurance and medical reimbursements and is noted only if exceeding 10% of a person's salary for any given year.

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

         Mr. Richards has entered into an employment agreement, dated November 20, 2000 (the "Richards Employment Agreement"), which has a term of five years. Mr. Richards will serve as our Senior Vice President and General Manager. We will pay Mr. Richards a base salary of $280,000 per year and an annual bonus determined by our Board of Directors. If Mr. Richards is terminated without Cause (as defined in the Richards Employment Agreement), Mr. Richards will receive a termination fee in an amount equal to one year's base salary and we shall have no further obligation to Mr. Richards under the Richards Employment Agreement.

         Mr. Bowen has entered into an employment agreement, dated November 8, 2000. Mr. Bowen will serve as Vice President Finance, Chief Financial Officer and Treasurer of the Company. We will pay Mr. Bowen an initial base salary of $125,000 per year and an annual bonus to be determined by our Board of Directors. If Mr. Bowen is terminated by us without Cause (as defined in the agreement), we will pay Mr. Bowen an amount representing 6 months of his then current base salary, but in no case less than $62,500.

         During fiscal year 2000, Messrs. Swain and Brink resigned their respective employment relationships with us.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         We did not have a Compensation Committee during 2000. Messrs. Morton, Richards and Swain each participated in the determination of officers' compensation during 2000.


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


ITEM 12. PRINCIPAL STOCKHOLDERS

The following table sets forth certain information with regard to the beneficial ownership of our common and preferred stock as of the date of this Report by (i) each person who, to the knowledge of management, owned beneficially more than 5% of the outstanding shares of common stock or (ii) by each director and Named Executive Officer and (iii) all directors and executive officers as a group:


NAME AND ADDRESS OF OWNER            NUMBER    PERCENT    NUMBER    PERCENT    NUMBER    PERCENT            NUMBER    PERCENT
-------------------------            ------    -------    ------    -------    ------    -------            ------    -------
                                          CLASS A              CLASS B              CLASS A                      CLASS B
                                         (VOTING)           (NON-VOTING)
                                         --------           ------------            -------                      -------
                                            COMMON STOCK OWNED (1)            PREFERRED STOCK OWNED(1)   PREFERRED STOCK OWNED(1)
                                            ----------------------            ------------------------   ------------------------
Lily Pond Investments, Inc. (2)....    12,000    100.0%     59,487     92.9%          -         -              -             -
Peter A. Morton (2)................    12,000    100.0%     59,487     92.9%     28,000    100.0%              1        100.0%
Desert Rock, Inc. (3)..............         -         -          -     -              -         -              1        100.0%
Rick B. Richards...................         -         -          -     -              -         -              -             -
James D. Bowen.....................         -         -          -     -              -         -              -             -
Christine R. Belcastro.............         -         -          -     -              -         -              -             -
Loren J. Guidry....................         -         -          -     -              -         -              -             -
Gilbert Friesen....................         -         -        250     *              -         -              -             -
Stephen A. Marks...................         -         -      1,000      1.5%          -         -              -             -
All directors and officers as
a group (5 persons)................    12,000    100.0%     60,737     94.4%     28,000    100.0%              1        100.0%

--------------------------------------
*        Less than one percent

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date that such person has the right to acquire within

         60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person. The address for each of the stockholders in this table is 4455 Paradise Road, Las Vegas, Nevada 89109.

(2) As the majority stockholder of Lily Pond, Mr. Morton controls the voting and disposition of all of our voting securities.

(3)      Mr. Morton is the sole stockholder of Desert Rock.


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


TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

         We have entered into the Supervisory Agreement with Mr. Morton that expires on December 31, 2022. Subject to certain conditions, Mr. Morton has the option to renew the agreement for two successive fifteen year terms. Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to us in exchange for 2.0% of our annual gross revenues (as defined therein), which excludes the value of any complimentary goods or services. We will reimburse Mr. Morton for all costs and expenses incurred by him in connection with services he provides to us. In the event either we are or Mr. Morton is in Default (as defined in the agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default. Total supervisory fee expenses for fiscal year 2000 were approximately $2.4 million.

         Entities controlled by Mr. Morton have provided, and will continue to provide, additional support services for the development, opening and ongoing improvement and operation of the Resort. These entities have been, and will continue to be, reimbursed for the expenses relating to the provision of these services (including, without limitation, employee salary and benefits and allocated overhead). Expenses related to these services aggregated approximately $1.3 million for fiscal year 2000.


SALE OF PREFERRED STOCK TO AN ENTITY CONTROLLED BY MR. MORTON

         On May 30, 2000, we issued $20 million of our 9 1/4% Series B Cumulative Preferred Stock (the "Series B Preferred Stock") to Desert Rock, Inc., a Nevada corporation, an entity wholly owned by Peter Morton, our Chairman of the Board, Chief Executive Officer, President, Secretary and majority beneficial shareholder. The 9 1/4% Series B Cumulative Preferred Stock has a $20 million liquidation preference and pays dividends cumulatively from the date of issue out of funds legally available for that purpose in arrears on November 30 and May 31 of each year commencing on November 30, 2000. Any amounts not paid in cash cumulate and are compounded semi-annually at a rate of 9 1/4% per year until paid. The Series B Preferred Stock matures 91 days following the earlier of either April 1, 2005, or the repayment of the Notes.

         For more information, see "Management's Discussion and Analysis of Our Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         For certain additional disclosure regarding affiliate transactions see footnote 6 to our Financial Statements.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

         Financial Statements; see Index to Financial Statements beginning on Page F-1.

     (b) Reports on Form 8-K filed during the last quarter of fiscal 2000; none

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

       *3.5         Second Amended and Restated By-Laws of the Company

        4.          INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING
                    INDENTURES.

       *4.1 Indenture, dated as of March 23, 1998, between the Company, and First Trust National Association, as Trustee, relating to the Notes.

     ***4.2         First Amendment to Indenture, dated May 30, 2000, between
                    the Company and U.S. Bank Trust National Association, as Trustee

       *4.3 Form of 9 1/4% Senior Subordinated Notes due 2005 (included in Exhibit 4.1).

       *4.4         Form of 9 1/4% Series B Senior Subordinated Note due 2005 (included in Exhibit
                    4.1).

       *4.5 Registration Rights Agreement, dated as of March 23, 1998, by and among the Company, Bear Stearns Co. Inc., BancAmerica
                    Robertson Stephens and Donaldson, Lufkin & Jenrette
                    Securities Corporation.

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

   ****10.2         Amendment to No. 1 to Loan Agreement.

  *****10.3         Amendment to No. 2 to Loan Agreement.

    ***10.4         Amendment No. 3 to Loan Agreement

       10.5         Amendment No. 4 to Loan Agreement

      *10.6         Make Well Agreement, dated as of March 23, 1998, among Peter
                    A. Morton, Bank of America National Trust and Savings
                    Association and the Lenders party to the Loan Agreement, dated as of March 23, 1998.

      *10.7         Amended and Restated Supervisory Agreement, dated as of
                    October 21, 1997, between the Company and Peter A. Morton.

*******10.8         Employment Agreement, dated November 8, 2000, between the
                    Company and James D. Bowen.

     *10.9         Trademark Sublicense Agreement, dated October 24, 1997, between the Company and Peter A. Morton.

     *10.10        Amendment No.1 to Trademark Sublicense Agreement, dated as of
                   March 23, 1998, between the Company and Peter A. Morton.

    **10.11        Subscription Agreement for 2,500 shares of 9 1/4% Series A
                   Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated
                   August 31, 1999, between Peter Morton and the Company.

    **10.12        Subscription Agreement for 5,500 shares of 9 1/4% Series A
                   Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated
                   October 1, 1999, between Peter Morton and the Company.

      10.13        Employment Agreement, dated November 30, 2000, between the Company and Rick Richards.

******10.14        Waiver Agreement, dated November 4, 1999, between the Company and the lenders party to the Loan Agreement, Bank of America National Trust and Savings Association, as Agent,
                   and Bear, Stearns & Co., Inc. as Co-Agent.

******10.15        Subscription Agreement for 2,000 shares of 9 1/4% Series A
                   Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated
                   October 29, 1999, between Peter Morton and the Company.

******10.16        Subscription Agreement for 18,000 shares of 9 1/4% Series A
                   Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated
                   November 2, 1999, between Peter Morton and the Company.

   ***10.17        Subscription Agreement for one share of 9 1/4% Series B
                   Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated
                   May 30, 2000, between Desert Rock Inc., a Nevada corporation, and the Company.

   ***10.18 Assignment Agreement, dated as of August 4, 2000, entered into with reference to the Loan Agreement, dated as of March
                   23, 1998, by and among the Company, as Borrower, the Lenders party thereto and Bank of America, N.A., as Agent.

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

**** Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended May 31, 1998 (File No. 333-53211).

***** Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended May 31, 1999 (File No. 333-53211).

****** Incorporated by reference to designated exhibit to our Report on Form
       10-K, filed with the Securities and Exchange Commission for the year ended November 30, 1999 (File No. 333-53211).

*******Incorporated by reference to designated exhibit to our Report on Form
       10-Q as filed with the Securities and Exchange Commission for the quarter ended September 30, 2000 (File No. 333-53211).

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


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March 2001.


                                     HARD ROCK HOTEL, INC.



                                     By: /s/ Peter A. Morton
                                        --------------------------------
                                           Peter A. Morton
                                           CHAIRMAN, PRESIDENT,
                                           CHIEF EXECUTIVE OFFICER AND SECRETARY

         We, the undersigned officers and directors of Hard Rock Hotel, Inc., hereby severally constitute James D. Bowen and Brian Ogaz and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and generally do all such things in our name and behalf in such capacities to enable Hard Rock Hotel, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such amendments. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

 /s/ Peter A. Morton                Chairman, President
-----------------------------       Chief Executive Officer,                    March 30, 2001
         Peter A. Morton            and Secretary



 /s/ James D. Bowen                 Chief Financial Officer,
-----------------------------       Treasurer (Principal                        March 30, 2001
         James D. Bowen             Accounting Officer)



 /s/ Gilbert B Friesen                      Director
-----------------------------                                                   March 30, 2001
         Gilbert B. Friesen


                                            Director
-----------------------------                                                   March 30, 2001
         Stephen A. Marks

                              HARD ROCK HOTEL, INC.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors..............................................................................F-2

Balance Sheets as of December 31, 2000 and November 30, 1999................................................F-3

Statements of Operations for the years ended December 31, 2000, November 30,
1999 and November 30, 1998, and the one month period
ended December 31, 1999.....................................................................................F-4

Statements of Shareholders' Deficit for the years ended December 31, 2000,
November 30, 1999 and November 30, 1998, and the one month
period ended December 31, 1999..............................................................................F-5

Statements of Cash Flows for the years ended December 31, 2000, November 30, 1999 and
November 30, 1998, and the one month period ended
December 31, 1999...........................................................................................F-6

Notes to Financial Statements...............................................................................F-7

Schedule II -- Valuation and Qualifying Accounts............................................................S-1

                         Report of Independent Auditors


The Board of Directors
Hard Rock Hotel, Inc.

We have audited the accompanying balance sheets of Hard Rock Hotel, Inc. as of December 31, 2000 and November 30, 1999, and the related statements of operations, shareholders' deficit, and cash flows for the years ended December 31, 2000, November 30, 1999 and November 30, 1998, and the one month period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hard Rock Hotel, Inc. at December 31, 2000 and November 30, 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, November 30, 1999 and November 30, 1998, and the one month period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                             Ernst & Young LLP


Reno, Nevada
March 9, 2001,
  except for the third paragraph of Note 7, as to which the date is March 28, 2001

                              HARD ROCK HOTEL, INC.
                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                                             DECEMBER             NOVEMBER
                                                                                               31,                  30,
                                                                                               2000                 1999
                                                                                        -------------------  -------------------
                                                            ASSETS

Current assets:
   Cash and cash equivalents.......................................................     $          7,979      $         2,039
   Accounts receivable, net of allowance for doubtful accounts of $1,080 and $449
     as of December 31, 2000 and November 30, 1999, respectively...................                6,198                6,370
   Income tax refund receivable....................................................                    -                   87
   Inventories.....................................................................                1,865                1,580
   Prepaid expenses and other current assets.......................................                  660                1,513
   Deferred income taxes...........................................................                  852                  792
                                                                                         ---------------      ---------------
     Total current assets..........................................................               17,554               12,381
                                                                                         ---------------      ---------------

Property and equipment, net of accumulated depreciation and amortization...........              176,503              181,961

Other assets.......................................................................                4,549                5,570
                                                                                         ---------------      ---------------

TOTAL ASSETS.......................................................................      $       198,606      $       199,912
                                                                                         ===============      ===============


                                             LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable...............................................................       $         3,100      $         3,461
   Construction related payables..................................................                 2,479                2,745
   Accrued expenses...............................................................                12,918                7,044
   Interest payable...............................................................                 3,025                2,603
   Current obligations under capital leases.......................................                     -                   93
                                                                                         ---------------      ---------------
      Total current liabilities...................................................                21,522               15,946
                                                                                         ---------------      ---------------

   Deferred income taxes..........................................................                   852                  792
   Long-term debt.................................................................               157,500              179,000
                                                                                         ---------------      ---------------
      Total long-term liabilities.................................................               158,352              179,792
                                                                                         ---------------      ---------------
          Total liabilities.......................................................               179,874              195,738
                                                                                         ---------------      ---------------

Commitments and contingencies

Preferred stock, 9 1/4 Series A Cumulative, no par value, redeemable, 40,000
   shares authorized, 28,000 shares issued and outstanding........................                31,213               28,297
                                                                                         ---------------      ---------------
Preferred stock, 9 1/4 Series B Cumulative, no par value, redeemable, one share
   authorized, issued and outstanding.............................................                21,092                    -
                                                                                         ---------------      ---------------

Shareholders' deficit:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000
   shares issued and outstanding..................................................                     -                    -
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023
   shares issued and outstanding..................................................                     -                    -
Paid-in capital ..................................................................                 7,508                7,508
Accumulated deficit...............................................................               (41,081)             (31,631)
                                                                                         ---------------      ---------------
   Total shareholders' deficit....................................................               (33,573)             (24,123)
                                                                                         ---------------      ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.......................................       $       198,606      $       199,912
                                                                                         ===============      ===============


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                              HARD ROCK HOTEL, INC.
                            STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)


                                                                                                                       MONTH
                                                                                    YEAR ENDED                         ENDED
                                                                  ------------------------------------------------ ---------------
                                                                   DECEMBER 31,    NOVEMBER 30,    NOVEMBER 30,     DECEMBER 31,
                                                                       2000            1999            1998             1999
                                                                   ------------    ------------    ------------     ------------
Revenues:
     Casino.................................................      $      54,466   $      37,155   $      36,070    $       1,821
     Lodging                                                             26,372          18,860          12,988            1,567
     Food and beverage......................................             35,611          24,488          18,973            2,252
     Retail.................................................              9,679          11,492          11,714              804
     Other income...........................................              5,628           4,284           2,109              443
                                                                   ------------    ------------    ------------     ------------
         Gross revenues.....................................            131,756          96,279          81,854            6,887
          Less:  promotional allowances.....................            (10,936)         (7,872)         (6,189)            (850)
                                                                   ------------    ------------    ------------     ------------
         Net revenues.......................................            120,820          88,407          75,665            6,037
                                                                   ------------    ------------    ------------     ------------

Costs and expenses:
     Casino.................................................             29,625          21,999          18,640            2,589
     Lodging................................................              7,177           5,360           3,953              578
     Food and beverage......................................             20,173          15,428          11,405            1,384
     Retail.................................................              4,115           5,232           5,503              429
     Other..................................................              3,285           2,121             952              176
     Marketing..............................................              5,329           4,408           4,252              409
     General and administrative.............................             22,805          15,821          14,607            2,171
     Depreciation and amortization..........................             12,138          10,527           5,747            1,220
     Pre-opening............................................                  -           5,038               -                -
                                                                   ------------    ------------    ------------     ------------
         Total costs and expenses...........................            104,647          85,934          65,059            8,956
                                                                   ------------    ------------    ------------     ------------

Income (loss) from operations...............................             16,173           2,473          10,606           (2,919)

Other expenses:
     Interest expense, net..................................            (16,727)        (14,679)        (10,766)          (1,539)
     Other expenses, net....................................               (393)            (28)              -              (36)
                                                                   -------------   ------------    ------------     ------------

     Other expenses, net....................................            (17,120)        (14,707)        (10,766)          (1,575)
                                                                   ------------    ------------    ------------     ------------

Loss before extraordinary loss and income tax (provision)
     benefit................................................               (947)        (12,234)           (160)          (4,494)

Income tax (provision) benefit..............................                  -               -               -                -
                                                                   ------------    ------------    ------------     ------------

Loss before extraordinary loss..............................               (947)        (12,234)           (160)          (4,494)

Extraordinary loss - early extinguishment of debt (Note 3)..                  -               -          (3,496)               -
                                                                   ------------    ------------    -------------    ------------

NET LOSS                                                                   (947)        (12,234)         (3,656)          (4,494)

Preferred stock dividends...................................             (3,791)           (297)              -             (218)
                                                                   ------------    -------------   ------------     -------------

Loss applicable to common shareholders......................       $     (4,738)   $    (12,531)   $     (3,656)    $     (4,712)
                                                                   ============    ============    ============     ============

BASIC AND DILUTED NET LOSS PER SHARE:

     Applicable to common shareholders......................       $     (62.32)   $    (164.83)   $     (48.09)    $     (61.98)
                                                                   ============    ============    ============     ============

Weighted average number of common shares outstanding........             76,023          76,023          76,023           76,023
                                                                   ============    ============    ============     ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              HARD ROCK HOTEL, INC.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
                      (in thousands, except share amounts)


                               -------------------------    ------------------------
                                  CLASS A COMMON STOCK        CLASS B COMMON STOCK
                               -------------------------    ------------------------                                     TOTAL
                                                                                         PAID-IN       ACCUMULATED    SHAREHOLDERS'
                                 SHARES        AMOUNT         SHARES        AMOUNT       CAPITAL         DEFICIT        DEFICIT
                               ----------    -----------    ----------    ----------    ----------   ---------------  -------------
Balances at November 30, 1997     12,000            $ -        64,023           $ -        $7,508       $ (15,444)    $    (7,936)

Net loss                               -              -             -             -             -          (3,656)         (3,656)
                               ----------    -----------    ----------    ----------    ----------   ---------------  -------------

Balances at November 30, 1998     12,000              -        64,023             -         7,508         (19,100)        (11,592)

Accrued dividends on
redeemable preferred stock             -              -             -             -             -            (297)           (297)

Net loss                               -              -             -             -             -         (12,234)        (12,234)
                               ----------    -----------    ----------    ----------    ----------   ---------------  -------------

Balances at November 30, 1999     12,000              -        64,023             -         7,508         (31,631)        (24,123)

Accrued dividends on
redeemable preferred stock             -              -             -             -             -            (218)           (218)

Net loss                               -              -             -             -             -          (4,494)         (4,494)
                               ----------    -----------    ----------    ----------    ----------   ---------------  -------------

Balances at December 31, 1999     12,000              -        64,023             -         7,508         (36,343)        (28,835)

Accrued dividends on
redeemable preferred stock             -              -             -             -             -          (3,791)         (3,791)

Net loss                               -              -             -             -             -            (947)           (947)
                               ----------    -----------    ----------    ----------    ----------   ---------------  -------------

Balances at December 31, 2000     12,000            $ -        64,023           $ -        $7,508       $ (41,081)    $   (33,573)
                               ==========    ===========    ==========    ==========    ==========   ===============  =============



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              HARD ROCK HOTEL, INC.
                            STATEMENTS OF CASH FLOWS
                  (in thousands, except supplemental schedule)


                                                                                                                      MONTH
                                                                                     YEAR ENDED                       ENDED
                                                                   ----------------------------------------------- ---------------
                                                                    DECEMBER 31,   NOVEMBER 30,     NOVEMBER 30,    DECEMBER 31,
                                                                        2000           1999             1998            1999
                                                                   --------------- --------------  --------------- ---------------
Cash flows from operating activities:
     Net loss................................................      $        (947)  $     (12,234)  $      (3,656)  $      (4,494)
     Adjustments to reconcile net loss to
       net cash provided by (used
       in) operating activities:
         Depreciation and amortization.......................             12,138          10,527           5,747           1,220
         Amortization of loan fees...........................                840             974             676              70
         Loss on sale of property and
            Equipment........................................                393               -               -              36
         Early extinguishments of debt.......................                  -               -           3,496               -
         Compensation accrual for common
            stock to be issued...............................                  -            (325)            300               -
         Changes in operating assets and
            liabilities:
              Accounts receivable............................             (1,755)         (3,095)           (308)          1,924
              Income tax refund receivable...................                 87             108           2,249               -
              Inventories....................................               (161)           (372)           (142)           (124)
              Prepaid expenses and other
                current assets...............................                670             (32)           (646)            183
              Accounts payable...............................             (1,675)            723            (155)          1,187
              Accrued expenses...............................              5,555           2,570            (382)            431
              Interest payable...............................               (304)            619           1,907             726
                                                                    -------------   ------------    ------------    ------------
Net cash provided by (used in) operating activities..........             14,841            (537)          9,086           1,159
                                                                    ------------    ------------    ------------    ------------

Cash flow from investing activities:
     Purchases of property and equipment.....................             (7,271)        (68,275)        (39,802)         (1,122)
     Proceeds from sale of property
       and equipment.........................................                 65               -               -               -
     Construction related payables...........................              2,479         (10,255)         13,000          (2,745)
     Decrease (increase) in other assets.....................                  -             145          (1,099)            110
                                                                    ------------    ------------    -------------   ------------
Net cash provided by (used in) investing activities..........             (4,727)        (78,385)        (27,901)         (3,757)
                                                                    ------------    ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of debt..........................                  -          66,500         131,500           3,000
     Incurrence of loan fees on new debt.....................                  -               -          (5,518)              -
     Principal payments on long-term debt....................            (24,500)        (18,000)       (106,700)              -
     Proceeds from issuance of preferred stock...............             20,000          28,000               -               -
     Payments on capital lease obligations...................                (74)           (106)           (114)             (2)
                                                                    ------------    ------------    ------------    ------------
Net cash provided by (used in) financing activities..........             (4,574)         76,394          19,168           2,998
                                                                    ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash
     equivalents.............................................              5,540          (2,528)            353             400
Cash and cash equivalents, beginning of
     period..................................................              2,439           4,567           4,214           2,039
                                                                    ------------    ------------    ------------    ------------
Cash and cash equivalents, end of period.....................       $      7,979    $      2,039    $      4,567    $      2,439
                                                                    ============    ============    ============    ============

Supplemental disclosures of cash flow information:

Cash paid during the period for interest
     (net of amount capitalized of $31,
     $2,264 and $793 in the years ended
     December 31, 2000, November 30, 1999
     and November 30, 1998, respectively)....................       $     16,241    $     13,093    $      7,753    $        693
                                                                    ------------    ------------    ------------    ------------
Cash paid during the period for income taxes.................       $        147    $          -    $          -    $          -
                                                                    ------------    ------------    ------------    ------------

Supplemental Schedule of Non-Cash Investing and Financing Activities:

         The value of the Series A Cumulative Redeemable Preferred Stock increased by approximately $2,691,000, $297,000 and $218,000 in unpaid accrued dividends for the years ended December 31, 2000 and November 30, 1999 and the one-month period ended December 31, 1999, respectively.

         The value of the Series B Cumulative Redeemable Preferred Stock increased by approximately $1,092,000 in unpaid accrued dividends for the year ended December 31, 2000.

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              Hard Rock Hotel, Inc.
                          Notes to Financial Statements


1.       ACCOUNTING POLICIES

         BASIS OF PRESENTATION AND NATURE OF BUSINESS

         Hard Rock Hotel, Inc. (the "Company"), a Nevada corporation incorporated on August 30, 1993, operates a hotel-casino in Las Vegas, Nevada. Lily Pond Investments, Inc. ("Lily Pond"), a Nevada corporation principally owned by Peter Morton, owns all of the voting shares and 93% of the non-voting shares of the Company. Mr. Morton has granted a sublicense to the Company, pursuant to which the Company holds the exclusive right to use the "Hard Rock Hotel" trademark for the Company's operations in Las Vegas.

         In February 2000, the Company changed its financial reporting year-end to December 31 of each year. Previously, the fiscal year ended on November 30. As a result of this change, the Company is disclosing the financial position of Hard Rock Hotel, Inc. at December 31, 2000 and November 30, 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, November 30, 1999 and November 30, 1998, and the one-month period ended December 31, 1999.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand and in banks and interest bearing deposits with maturities at the date of purchase of three months or less. Cash equivalents are carried at cost which approximates market.

         CONCENTRATIONS OF CREDIT RISK

         Substantially all of the Company's accounts receivable are unsecured and are due primarily from the Company's casino and hotel patrons and convention functions. Non-performance by these parties would result in losses up to the recorded amount of the related receivables. Management does not anticipate significant non-performance, and believes that they have adequately provided for uncollectible receivables in the Company's allowance for doubtful accounts.

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

         DEPRECIATION AND AMORTIZATION

         Buildings and improvements, equipment, furniture and fixtures, and memorabilia are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets ranging from five to 45 years.

         ADVERTISING COSTS

         The Company expenses the costs of all advertising campaigns and promotions as they are incurred. Total advertising expenses (exclusive of pre-opening) for the years ended December 31, 2000, November 30, 1999 and November 30, 1998 and the one-month period ended December 31, 1999 amounted to approximately $2,059,000, $1,103,000, $817,000 and $214,000, respectively. These expenses are included in marketing expenses in the accompanying statements of operations.

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

                              Hard Rock Hotel, Inc.
                          Notes to Financial Statements

         CASINO REVENUES AND COMPLIMENTARIES

         In accordance with industry practice, the Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of rooms, food and beverage, and other complimentaries provided to customers without charge. The estimated costs of providing such complimentaries have been classified as casino operating expenses through interdepartmental allocations as follows (in thousands):


                                                                                                                     MONTH
                                                                                     YEAR ENDED                      ENDED
                                                                   ---------------------------------------------- ----------------
                                                                    DECEMBER 31,   NOVEMBER 30,     NOVEMBER 30,   DECEMBER 31,
                                                                        2000           1999             1998           1999
                                                                   --------------- --------------  -------------- ----------------
         Food and beverage...................................            $ 3,675         $ 2,352         $ 1,987        $   253
         Lodging.............................................              1,770           1,540           1,121            150
         Other...............................................                478             215             134             53
                                                                   --------------- --------------- --------------- ---------------
         Total costs allocated to casino operating costs.....            $ 5,923         $ 4,107         $ 3,242        $   456
                                                                   =============== =============== =============== ===============

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

         RECLASSIFICATIONS

         Certain amounts in the prior years' financial statements have been reclassified to conform with the 2000 presentation.


2.       INVENTORIES

         Inventories consist of the following (in thousands):


                                                                                             DECEMBER             NOVEMBER
                                                                                               31,                  30,
                                                                                               2000                 1999
                                                                                        -------------------  -------------------
       Retail merchandise..........................................................        $         934        $         800
       Restaurants and bars........................................................                  716                  605
       Operating supplies..........................................................                  215                  175
                                                                                        -------------------  -------------------
       Total inventories...........................................................        $       1,865        $       1,580
                                                                                        ===================  ===================

                              Hard Rock Hotel, Inc.
                          Notes to Financial Statements

3.       OTHER ASSETS

         Other assets consist of the following (in thousands):


                                                                                             DECEMBER             NOVEMBER
                                                                                               31,                  30,
                                                                                               2000                 1999
                                                                                        -------------------  -------------------
       Unamortized loan fees and financing costs on the Notes and Credit
         Facility (Note 7), net of accumulated amortization of $2,416 in 2000 and
         $1,506 in 1999............................................................        $       3,210        $       4,119
       Organization costs, net of accumulated amortization of $287 in 1999.........                    -                  116
       Prepaid gaming taxes and device fees........................................                  799                  339
       China, glassware, utensils, linens and other supplies.......................                  540                  996
                                                                                        -------------------  -------------------
       Total other assets..........................................................        $       4,549        $       5,570
                                                                                        ===================  ===================

         Loan fees and other financing costs are being amortized over the life of the respective loans. Prior to 2000, organization costs were being amortized over a period of five years; however, during 2000 the Company expensed these costs in accordance with Statement of Position 98-5, Reporting on the Cost of Start-up Activities. Base stocks of china, glassware, utensils and linens are being amortized using the straight-line method over three years to a base stock level of 25% of original cost, with replacements expensed at the time of purchase.

         In connection with the execution of the Notes, the Company's existing credit facility was paid in its entirety in March 1998 (Note 7). In connection with this early retirement, the Company wrote-off approximately $3,496,000 in unamortized loan fee costs in 1998, which amounts were recorded as an extraordinary loss in the accompanying statements of operations for the year ended November 30, 1998.


4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):


                                                                                             DECEMBER             NOVEMBER
                                                                                               31,                  30,
                                                                                               2000                 1999
                                                                                        -------------------  -------------------
       Land........................................................................            $  21,015            $  21,015
       Buildings and improvements..................................................              159,887              160,360
       Equipment, furniture and fixtures...........................................               33,319               28,117
       Memorabilia.................................................................                3,025                2,906
                                                                                        -------------------  -------------------
                                                                                                 217,246              212,398
       Less: accumulated depreciation and amortization.............................              (40,743)             (30,437)
                                                                                        -------------------  -------------------
       Total property and equipment, net                                                       $ 176,503            $ 181,961
                                                                                        ===================  ===================


5.       ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):


                                                                                             DECEMBER             NOVEMBER
                                                                                               31,                  30,
                                                                                               2000                 1999
                                                                                        -------------------  -------------------
       Accrued salaries, payroll taxes and
         other employee benefits...................................................            $   3,341            $   2,436
       Outstanding gaming chips and tokens.........................................                2,205                  747
       Reserve for general liability claims........................................                1,868                  675
       Advance room and convention deposits........................................                1,830                  668
       Accrued miscellaneous taxes.................................................                  888                  483
       Accrued progressive jackpot and slot club payouts...........................                  751                  288
       Accrued supervisory fees....................................................                  139                  983
       Other accrued liabilities...................................................                1,896                  764
                                                                                        -------------------  -------------------
       Total accrued expenses                                                                  $  12,918            $   7,044
                                                                                        ===================  ===================


6.       AGREEMENTS WITH RELATED PARTIES

         The Company entered into a twenty-five year Amended and Restated Supervisory Agreement with Peter Morton, which provides for the supervision of the development, improvement, operation, and maintenance of the Company

                              Hard Rock Hotel, Inc.
                          Notes to Financial Statements

through 2022. As part of this agreement, the Company pays to Mr. Morton a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each fiscal year. Total supervisory fee expenses for these services for the years ended December 31, 2000, November 30, 1999 and November 30, 1998, and the one month period ended December 31, 1999 amounted to $2,413,000, $1,752,000, $1,510,000 and $112,000, respectively. These expenses are included in general and administrative expenses in the accompanying statements of operations. The unpaid amounts at December 31, 2000 and November 30, 1999 of $139,000 and $983,000, respectively, are included in accrued expenses in the accompanying balance sheets.

         Entities controlled by Mr. Morton have provided additional technical support services for the development, ongoing improvement and operation of the Company. These expenses aggregated approximately $1,342,000, $1,134,000, $894,000 and $166,000, for the years ended December 31, 2000, November 30, 1999 and November 30, 1998, and the one month period ended December 31, 1999, respectively, and are included in the accompanying statements of operations.

         Additionally, entities controlled by Mr. Morton expended approximately $146,000 and $389,000 during fiscal 1998 and 1999 respectively, related to pre-opening costs incurred in connection with the expansion of the Company's facility. These amounts are included with pre-opening expenses on the accompanying statement of operations for the fiscal year ended November 30, 1999.


7.       LONG-TERM DEBT

         In March 1998, the Company obtained funding of approximately $115.9 million in net proceeds from the offering of $120 million aggregate principal amount of its 9.25%, Senior Subordinated Notes due in 2005 (the "Notes"). Of this amount, approximately $105.6 million was used to pay off an existing credit facility, including accrued interest. Concurrent with the execution of the Notes, the Company secured a senior secured reducing revolving line of credit under a new credit facility (the "Credit Facility") through a group of banks. As of December 31, 2000, the Company had $120.0 million outstanding in Notes and $37.5 million outstanding on its Credit Facility.

         CREDIT FACILITY

         In March 1999, the Credit Facility was amended to increase the line of credit from $67 million to $77 million and, in November 1999, the Company executed an agreement (the "Waiver Agreement") whereby the amount available under the Credit Facility was reduced to $62 million. The Waiver Agreement required the Company to use a portion of the proceeds from the Series A Preferred Stock Issuance (Note 12) to pay down amounts outstanding under the Credit Facility. In addition, certain financial covenants, which the Company was not in compliance with, were waived and modified. In addition, effective June 2000, the Company entered into an additional amendment with regard to the Credit Facility whereby, among other things: (i) the commitment amount available under the Credit Facility was reduced to $42.0 million; (ii) the commitment will reduce $2.0 million on the last day of each fiscal quarter commencing March 31, 2001, and will also reduce, beginning September 30, 2001 and on each succeeding September 30, by 50% of excess cash flow, as defined, for the then most recently completed fiscal year; and, (iii) Mr. Morton has been released from a make-well agreement, as defined.

         Effective March 28, 2001, the Company entered into another amendment with regard to the Credit Facility whereby the $2.0 million quarterly commitment reduction was deferred and will commence with the quarter ending September 30, 2001.

         The reduction provisions above shall terminate the date upon which the commitment available under the Credit Facility is reduced to $25.0 million. The Credit Facility expires on March 23, 2004.

         The Credit Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates. The Credit Facility is secured by substantially all of the Company's property at the Las Vegas site. Interest on the credit facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% and aggregating 10.4% at December 31, 2000), or the Base Rate, defined as the higher of the Federal Funds Rate plus .5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%). The Company chose the LIBOR Index for all

                              Hard Rock Hotel, Inc.
                          Notes to Financial Statements

borrowings outstanding at December 31, 2000. These margins are dependent upon the Company's debt to EBITDA ratio, as defined. Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

         NOTES

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


8.       INCOME TAXES

         The difference between the Company's recorded income tax benefit of zero and expected income tax benefit computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of loss before income taxes:


                                                                                                                      MONTH
                                                                                   YEAR ENDED                         ENDED
                                                           ------------------------------------------------------ ----------------
                                                              DECEMBER 31,        NOVEMBER 30,      NOVEMBER 30,   DECEMBER 31,
                                                                  2000                1999              1998           1999
                                                           -------------------- -----------------  -------------- ----------------
         Income tax benefit at the statutory rate....                 34.0%             34.0%            34.0%          34.0%
         Nondeductible meals and entertainment.......                 (3.0)              (.1)            (4.2)           (.6)
         Valuation allowance.........................                (41.5)            (34.2)           (29.5)         (33.6)
         Tax credits.................................                 10.5                .5               .4             .2
         Other, net..................................                  -                 (.2)             (.7)            -
                                                           -------------------- -----------------  -------------- ----------------

         Effective tax rate..........................                  -                 -                -              -
                                                           ==================== =================  ============== ================

         The significant components of the deferred income tax assets and liabilities included in the accompanying balance sheets are as follows (in thousands):


                                                                                             DECEMBER             NOVEMBER
                                                                                               31,                  30,
                                                                                               2000                 1999
                                                                                        -------------------  -------------------
       Deferred income tax assets:
       Preopening costs, net of amortization.......................................           $        -           $       92
       Accrued expenses............................................................                1,097                  817
       Net operating loss carryforwards............................................               14,171               11,888
       Tax credit carryforwards....................................................                  606                  421
                                                                                        -------------------  -------------------
                                                                                                  15,874               13,218
       Less: valuation allowance...................................................              (12,607)             (10,613)
                                                                                        -------------------  -------------------
       Total deferred income tax assets............................................                3,267                2,605
                                                                                        -------------------  -------------------

       Deferred income tax liabilities:
       Depreciation and amortization...............................................                3,267                2,605
                                                                                        -------------------  -------------------
       Total deferred income tax liabilities.......................................                3,267                2,605
                                                                                        -------------------  -------------------

       Net deferred income tax asset...............................................           $        -           $        -
                                                                                        ===================  ===================

         A valuation allowance has been established due to the Company's accumulated losses as of December 31, 2000. The Company has an operating loss carryforward of approximately $42 million to reduce future taxable income, which will expire between 2011 and 2020.

         The Internal Revenue Service is currently examining the Company's federal corporate tax returns for the fiscal years ended November 30, 1994 through November 30, 1997. In the opinion of management, any tax liability arising out of this examination will not have a material adverse effect on the Company's financial statements.

                              Hard Rock Hotel, Inc.
                          Notes to Financial Statements

9.       COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS

         Subsequent to December 31, 2000, the Company negotiated the settlement of a lawsuit, filed against the Company August 27,1999, related to the termination of an employee for cause. The settlement obligates the Company to pay the former employee in return for a release and complete dismissal. The Company has accrued a liability for this settlement as of December 31, 2000.

         The Company is also a defendant in various other lawsuits relating to routine matters incidental to its business.

         Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company's financial position or results of operations beyond the amounts recorded in the accompanying balance sheet as of December 31, 2000.

         OPERATING LEASES

         The Company leases equipment under operating leases expiring through 2004. Future minimum rental payments under these operating leases by fiscal year of the Company are as follows (in thousands):

         2001                                                                    $   111
         2002                                                                         67
         2003                                                                         64
         2004                                                                          5
                                                                                 -------
         Total future minimum rental payments                                    $   247
                                                                                 =======

         Total rental expense was approximately $455,000, $408,000, $282,000 and $62,000 during the years ended December 31, 2000, November 30, 1999 and November 30, 1998 and the one-month period ended December 31, 1999, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

         CONSTRUCTION COMMITMENT

         In August 2000, the Company entered into an agreement to remodel a portion of the hotel for approximately $4.7 million. At December 31, 2000, a portion of the work had been completed and the Company had a remaining commitment of approximately $1.7 million.

         SELF-INSURANCE

         The Company is self-insured for workers' compensation claims, up to an annual stop loss of $200,000 per claim. The Company maintains a $2.5 million surety bond required by the State of Nevada for its self insurance workers' compensation program. Management has established reserves they consider adequate to cover estimated future payments on claims incurred by the Company through December 31, 2000.

         The Company has a partial self-insurance plan for general liability claims up to an annual stop loss per claim of $50,000.


10.      EMPLOYEE BENEFIT PLANS

         The Company maintains a discretionary cash incentive bonus plan available to eligible employees, based upon individual and company-wide goals that are established by management and the Board of Directors of the Company on an annual basis.

         In addition, the Company established a non-discretionary deferred compensation plan in December 1999 for certain of its executives whereby an amount equal to their base salary at the time they become covered by the plan will vest to them as deferred compensation 25% annually over a four year period. Amounts vested will be adjusted annually on a compound basis at a rate equal to the change in the Company's earnings before interest, taxes,

                              Hard Rock Hotel, Inc.
                          Notes to Financial Statements

depreciation and amortization; however, during the initial four year period compound adjustments may not result in a net reduction in vested benefits.

         During the years ended December 31, 2000, November 30, 1999 and November 30, 1998, and the one month period ended December 31, 1999, the Company recorded approximately $1,254,000, $314,000, $445,000 and $80,000, respectively, for these bonuses and deferred compensation agreements, in the accompanying statements of operations.

         The Company maintains a 401(k) profit sharing plan whereby substantially all employees over the age of 21 who have completed one year of continuous employment and 1,000 hours of service are eligible for the plan. Such employees joining the plan may contribute, through salary deductions, no less than 1% nor greater than 20% of their annual compensation. The Company, at its discretion, will match 50% of the first 6% of compensation contributed by employees. During the years ended December 31, 2000, November 30, 1999 and November 30, 1998, and the one month period ended December 31, 1999, the Company recorded approximately $535,000, $481,000, $516,000 and $29,000, respectively, for its portion of plan contributions, which are included in the accompanying statement of operations.


11.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of the Company's borrowings under the New Credit Facility approximates the fair value at December 31, 2000 and November 30, 1999, respectively. The fair value of the Notes, which are publicly traded, approximated $107 million at December 31, 2000 and approximated $87 million at November 30, 1999, based on published bid prices.


12.      SALE OF PREFERRED STOCK

         On May 30, 2000, the Company issued $20 million of its 9 1/4% Series B Cumulative Preferred Stock (the "Series B Preferred Stock") to Desert Rock, Inc., a Nevada corporation, an entity wholly owned by Peter Morton. The 9 1/4% Series B Cumulative Preferred Stock contains terms substantially the same as the Company's 9 1/4% Series A Cumulative Preferred Stock.

         During the fourth fiscal quarter of 1999, the Company completed the sale of 28,000 shares of 9 1/4% Series A Cumulative Preferred Stock (the "Series A Preferred Stock" and collectively with the Series B Preferred Stock, the "Preferred Stock") for proceeds of $28 million. The Series A Preferred Stock was sold to Peter Morton at its stated subscription price of $1,000 per share.

         The Preferred Stock matures 91 days following the earlier of either April 1, 2005, or the repayment of the Notes (Note 7), together with all accrued and unpaid dividends. The Company may redeem the Preferred Stock in certain cases, pursuant to gaming laws. The Preferred Stock does not contain any conversion rights. The holders of Preferred Stock, as a class, may vote on certain matters adversely affecting the Preferred Stock, including without limitation, the creation and/or issuance of any capital stock ranking senior to the Preferred Stock.

         Dividends on the Preferred Stock are cumulative from the date of original issuance out of funds legally available for that purpose in cash in arrears on November 30 and May 31 of each year, whether or not declared. Any amounts not paid in cash cumulate and are compounded semi-annually at the rate of 9 1/4% per annum until paid. The resulting liabilities at December 31, 2000 and November 30, 1999 of approximately $3,213,000 and $297,000, respectively, have been accrued in the accompanying balance sheet for the Series A Preferred Stock. The resulting liability at December 31, 2000 of approximately $1,092,000 has been accrued in the accompanying balance sheet for the Series B Preferred Stock.

         In the event of a liquidation of the Company, the holders of the Preferred Stock will be entitled to be paid the subscription price of all outstanding shares, plus any accrued and unpaid dividends, before any payments are made to the holders of common stock.

                              Hard Rock Hotel, Inc.

                 Schedule II - Valuation and Qualifying Accounts

     Years Ended December 31, 2000, November 30, 1999 and November 30, 1998,
                and the One Month Period Ended December 31, 1999

                                 (In Thousands)


                                                                                  ADDITIONS         DEDUCTIONS
                                                               BALANCE AT        CHARGED TO         WRITE-OFFS       BALANCE AT
                                                              BEGINNING OF        COSTS AND           NET OF           END OF
                                                                PERIOD            EXPENSES         COLLECTIONS         PERIOD
    Year ended December 31, 2000:
        Deducted from asset accounts:
        Allowance for doubtful accounts:                         $ 628              $ 790             $(338)            $1,080

    One Month Period ended
        December 31, 1999:
        Deducted from asset accounts:
        Allowance for doubtful accounts:                         $ 449              $ 196             $ (17)            $  628

    Year ended November 30, 1999:
        Deducted from asset accounts:
        Allowance for doubtful accounts:                         $ 200              $ 392             $(143)            $  449

    Year ended November 30, 1998:
        Deducted from asset accounts:
        Allowance for doubtful accounts:                         $ 200              $ 117             $(117)            $  200