Form 10-Q
period 2001-03-31
HARD ROCK HOTEL INC
filed 2001-05-15
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock outstanding by class as of May 11, 2001

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

HARD ROCK HOTEL, INC.

Part I    FINANCIAL INFORMATION

             Item 1.  Financial Statements

HARD ROCK HOTEL, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS

	March 31,
	2001 (unaudited)	December 31, 2000
Current assets:
Cash and cash equivalents	$9,072	$7,979
Accounts receivable, net of allowance for doubtful accounts of $1,442 and $1,080 as of March 31, 2001 and December 31, 2000, respectively	6,330	6,198
Inventories	1,577	1,865
Prepaid expenses and other current assets	369	660
Deferred income taxes	852	852
Total current assets	18,200	17,554

Property and equipment, net of accumulated depreciation and amortization	174,660	176,503

Other assets	3,748	4,549

TOTAL ASSETS	$196,608	$198,606

Current liabilities:
Accounts payable	$3,452	$3,100
Construction related payables	421	2,479
Accrued expenses	9,619	12,918
Current portion of long-term debt	500	-
Interest payable	5,791	3,025
Total current liabilities	19,783	21,522

Deferred income taxes	852	852
Long-term debt	156,000	157,500
Total long-term liabilities	156,852	158,352
Total liabilities	176,635	179,874

Commitments and contingencies

Preferred stock, 9 1/4% Series A Cumulative, no par value, redeemable, 40,000 shares authorized, 28,000 shares issued and outstanding	31,920	31,213
Preferred stock, 9 1/4% Series B Cumulative, no par value, redeemable, one share authorized, issued and outstanding	21,569	21,092

Shareholders' deficit:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	-	-
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	-	-
Paid-in capital	7,508	7,508
Accumulated deficit	(41,024)	(41,081)
Total shareholders' deficit	(33,516)	(33,573)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$196,608	$198,606

The accompanying notes are an integral part of these condensed financial statements.

HARD ROCK HOTEL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Revenue:
Casino	$12,580	$15,299
Lodging	7,175	6,696
Food and beverage	9,930	7,873
Retail	2,304	2,473
Other income	1,735	1,363
Gross revenues	33,724	33,704
Less: promotional allowances	(2,831)	(2,295)
Net revenues	30,893	31,409

Costs and expenses:
Casino	7,440	7,518
Lodging	1,716	1,691
Food and beverage	5,035	4,865
Retail	1,032	1,137
Other	813	686
Marketing	1,363	1,053
General and administrative	5,067	4,432
Depreciation and amortization	2,978	3,137
Total costs and expenses	25,444	24,519

Income from operations	5,449	6,890

Other expense:
Interest expense, net	(4,208)	(4,460)
Total other expense	(4,208)	(4,460)

Income before provision for income taxes	1,241	2,430

Provision for income taxes	-	49
NET INCOME	1,241	2,381

Preferred stock dividends	1,184	654
Income applicable to common shareholders	$57	$1,727

BASIC AND DILUTED NET INCOME PER SHARE:

Applicable to common shareholders	$0.75	$22.72

Weighted average number of common shares outstanding	76,023	76,023

The accompanying notes are an integral part of these condensed financial statements.

HARD ROCK HOTEL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, except supplemental schedule)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$1,241	$2,381
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,978	3,137
Amortization of loan fees	395	210
Changes in operating assets and liabilities:
Accounts receivable	(132)	444
Income tax refund receivable	-	87
Inventories	288	436
Prepaid expenses and other current assets	291	2
Accounts payable	352	(2,938)
Accrued expenses	(3,299)	1,286
Interest payable	2,766	2,901
Net cash provided by (used in) operating activities	4,880	7,946

Cash flow from investing activities:
Purchases of property and equipment	(1,135)	(206)
Construction payables	(2,058)	-
Decrease (increase) in other assets	406	(42)
Net cash provided by (used in) investing activities	(2,787)	(248)

Cash flows from financing activities:
Principal payments on long-term debt	(1,000)	-
Net cash provided by (used in) financing activities	(1,000)	-

Net increase (decrease) in cash and cash equivalents	1,093	7,698
Cash and cash equivalents, beginning of Period	7,979	2,439
Cash and cash equivalents, end of period	$9,072	$10,137

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,047	$1,349
Cash paid during the period for income taxes, net	$-	$(401)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

             The value of the 9 1/4% Series A Cumulative Preferred Stock increased by approximately $707,000 and $654,000 in unpaid accrued dividends for the three-month periods ended March 31, 2001 and 2000, respectively.

             The value of the 9 1/4% Series B Cumulative Preferred Stock increased by approximately $477,000 in unpaid accrued dividends for the three-month period ended March 31, 2001.

The accompanying notes are an integral part of these condensed financial statements.

HARD ROCK HOTEL, INC
NOTES TO CONDENSED FINANCIAL STATEMENTS

 1.         BASIS OF PRESENTATION

             The accompanying unaudited financial statements of Hard Rock Hotel, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.   Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q and they do not include all information required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2001.  The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2000.  The Company has made certain financial statement reclassifications for the three-month period ended March 31, 2000 in order to classify amounts in a manner consistent with the three-month period ended March 31, 2001 which have had no effect upon net income.

             In February 2001, the Emerging Issues Task Force ("EITF") reached a partial consensus on EITF 00-22, Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future.  The consensus requires that vendors recognize the cash rebate or refund obligation association with time- or volume-based cash rebates as a reduction of revenue based on a systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund.  The liability for such obligations should be based on the estimated amount of rebates or refunds to be ultimately earned, including an estimation of breakage if it can be reasonably estimated.  The consensus is applicable beginning in the first quarter of 2001.

             Our players club allows slot customers to earn cash rebates based on their volume of gaming activity.  The Company accounts for its players club in accordance with EITF 00-22.

2.          LONG-TERM DEBT

             In March 1998, the Company offered $120 million aggregate principal amount of its 9.25%, Senior Subordinated Notes due in 2005 (the "Notes").  Concurrent with the execution of the Notes, the Company secured a senior secured reducing revolving line of credit under a new credit facility (the "Credit Facility") through a group of banks.  As of March 31, 2001, the Company had $120.0 million outstanding in Notes and $36.5 million outstanding on its $42.0 million Credit Facility.

             NOTES

             Interest on the Notes is payable on each April 1 and October 1.  The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including all borrowings under the Credit Facility.  The Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after April 1, 2002, at a premium to the face amount ($120 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, incur additional indebtedness, issue certain preferred stock and enter into transactions with affiliates.

             CREDIT FACILITY

             The amount available under the commitment will reduce $2.0 million on the last day of each fiscal quarter commencing September 30, 2001, and will also reduce, beginning September 30, 2001 and on each succeeding September 30, by 50% of Excess Cash Flow, as defined, for the then most recently completed fiscal year.

             These reduction provisions shall terminate on the date upon which the commitment available under the Credit Facility is reduced to $25.0 million.  The Credit Facility expires on March 23, 2004

             The Credit Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Credit Facility is secured by substantially all of the Company's property at the Las Vegas site.  Interest on the Credit Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% and aggregating 9.1% as of March 31, 2001), or the Base Rate, defined as the higher of the Federal Funds Rate plus .5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all borrowings outstanding at March 31, 2001. These margins are dependent upon the Company's debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

3.          LEGAL PROCEEDINGS

             The Company is involved with various legal matters related to its business and has provided certain reserves based on estimates related to those situations where management believes an unfavorable outcome is probable.  The Company’s Management does not believe that the ultimate outcome of such matters will have a material adverse impact on the financial condition or results of operations of the Company.

4.          COMMITMENTS

             In conjunction with an $8.0 million remodeling project of the 339 rooms in our original hotel tower, the Company has entered into a $4.7 million construction contract of which $1.7 million remains to be completed as of March 31, 2001.  We expect the remaining phase of the project to occur during November and December 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's financial statements, including the notes thereto, and the other financial information appearing elsewhere herein and by the audited financial statements and footnotes for the year ended December 31, 2000, which may be obtained upon request from the Company.

OVERVIEW

             Hard Rock Hotel, Inc.'s (the "Company") sole business is the operation of the Hard Rock Hotel and Casino in Las Vegas, Nevada, which commenced operations on March 9, 1995.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

             All statements contained herein that are not historical facts, including but not limited to, statements regarding our business strategies and expectations concerning future operations, margins, profitability, liquidity, capital expenditures and capital resources, are based on current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. Although management believes that the expectations in such forward-looking statements are reasonable, it can give no assurance that any forward looking statements will prove to be correct and actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competition in Las Vegas, government regulation related to the gaming industry, uncertainty of casino customer spending and vacationing in casino resorts in Las Vegas, occupancy rates and average room rates in Las Vegas, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure improvements in Las Vegas, and general economic and business conditions that may affect levels of disposable income and pricing of hotel rooms, and other factors described at various times in the Company's reports filed with the Securities and Exchange Commission.  The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995.  The forward-looking statements contained in this quarterly report on Form 10-Q speak only as of the date that we have filed the report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based.  For more information regarding risks inherent in an investment in the Company, see the section "Business – Risk Factors" in our annual Report on Form 10-K filed with the SEC on April 2, 2001.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

             NET REVENUES.  Net revenues decreased 2% for the three months ended March 31, 2001 to $30.9 million compared to $31.4 million for the corresponding period of the prior year.  The decrease in revenues is primarily attributable to a $2.7 million or 18% decrease in casino revenue, an increase in promotional allowances for items furnished to customers on a complimentary basis and a $0.2 million or 8% decrease in retail revenue offset partially by increases in lodging, food and beverage and other revenues.

             CASINO REVENUES.  The $2.7 million decrease in casino revenues was primarily due to a $1.4 million or 14% decrease in table games revenue and a $1.2 million or 27% decrease in slot machine revenues.  The decrease in table games revenues was due to a decrease in table games hold percentage offset partially by an increase in table games drop.  Table games hold percentage decreased 4.6 percentage points to 12.7% from 17.3%.  Table games drop increased 17% to $71.7 million from $61.3 million.  The number of table games in operation increased to 78 from 76.  The result of these changes in hold percentage, drop and number of table games in operation was a decrease in win per table game per day to $1,300 from $1,530, a decrease of $230 or 15%.  We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentages for the three-month periods ended March 31, 2001 and 2000 were 14.7% and 19.3%, respectively.  Slot machine revenues decreased due to a decrease in handle offset partially by an increase in win percentage.  Slot machine handle decreased 36% to $73.4 million from $114.3 million.  Slot machine win percentage increased 0.5 percentage points to 4.4% from 3.9%.  We decreased the number of slot machines in operation to 652 from 656 between comparative periods.  The net result of these changes in slot machine handle, win percent and number of slot machines in operation was a decrease in win per slot machine per day to $55 from $74, a decrease of $19 or 26%.  We believe the decreases in slot machine handle were primarily due to a reduction of high limit play during the current year period.

             LODGING REVENUES.  The $0.5 million increase in lodging revenues was primarily due to an increase in the average daily room rate (“ADR”) to $122 from $108, an increase of $14 or 13%.  The effects of increased ADR were partially offset by a decrease in occupancy to 93% from 95%, a decrease of 2.0 percentage points.  The increase in ADR was due in part to increasing the rate charged to the casino on Fridays, Saturdays and holidays for complimentary rooms to an amount that more closely approximates current retail value.

             FOOD AND BEVERAGE REVENUES.  The $2.1 million increase in food and beverage revenues was primarily due to increases in revenues in the banquets, the Pink Taco restaurant, Baby’s nightclub, the Center Bar and Mr. Lucky’s restaurant.  Approximately $0.5 million of these increases were due to increases in promotional allowances for items furnished to customers on a complimentary basis.

             RETAIL REVENUES.  Retail revenues decreased to $2.3 million from $2.5 million, a decrease of $0.2 million or 8%.  The decrease in retail revenues is due in part to a general market decline in the themed restaurant merchandise segment and an expansion of other retail operations in Las Vegas.

             OTHER INCOME.  Other income increased to $1.7 million from $1.4 million, an increase of $0.3 million or 21%.  The increase is primarily due to increases in service fees.

             PROMOTIONAL ALLOWANCES.  Promotional allowances increased to $2.8 million from $2.3 million, an increase of $0.5 million or 22%.  The amount of complimentary items offered to table games customers is based on a percentage of the amounts wagered.  Therefore, the increase in promotional allowances was primarily due to increases in table games volume as indicated by the 17% increase in table games drop as noted above.  The increase in promotional allowances was also due in part to increasing the rate charged to the casino on Fridays, Saturdays and holidays for complimentary rooms to an amount that more closely approximates current retail value.

             CASINO EXPENSES.  Casino expenses as a percentage of casino revenues increased to 59% from 49%, an increase of 10 percentage points.  The relative increase was primarily due to increases in table games volume indicated by the 17% increase in table games drop and the decrease in the table games hold percentage, both as noted above, offset partially by decreases in incentives to slot machine customers due to the decrease in slot machine volume indicated by the 36% decrease in handle.

             LODGING EXPENSES. Lodging expenses, prior to reclassifying the cost of complimentaries to casino expense, decreased as a percentage of lodging revenues to 30% from 32%, a decrease of 2 percentage points.  The decrease is due primarily to decreases in administrative, telephone operator and concierge labor costs in relation to lodging revenues.

             FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 60% from 70%, a decrease of 10 percentage points.  The decrease is primarily due to decreases in administrative and banquet labor costs in relation to food revenues and a decrease in the cost of beverages in relation to beverage revenues.

             RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 49% from 50%, a decrease of 1 percentage point.  The decrease is due primarily to decreases in the cost of retail items in relation to retail revenues.

             OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income decreased to 47% from 50%, a decrease of 3 percentage points.  The decrease is primarily due to increases in other revenues as noted above for which there were no corresponding increases in costs or expenses.

             MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues increased to 19% from 16%, an increase of 3 percentage points.  The relative increase is primarily due to the revenue fluctuation noted above and significant marketing expenditures associated with the Howard Stern broadcasted live from the casino following the Superbowl in January and the event in March during which Playboy released its April magazine issue and a video each featuring “Girls of the Hard Rock.”

             DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense decreased to $3.0 million from $3.1 million, a decrease of 3% primarily due to a decrease in depreciable assets related to certain equipment with a 5 year depreciable life that became fully depreciated during the year ended December 31, 2000 offset partially by the depreciation on capital expenditures associated with the room remodeling project, the first phase of which was completed during December 2000.

             NET INTEREST EXPENSE.  Net interest expense decreased to $4.2 million from $4.5 million, a decrease of $0.3 million or 7%.  The decrease is primarily due to the decrease in borrowings associated with the issuance of the 9 1/4 % Series B Cumulative Redeemable Preferred Stock in May 2000.

             INCOME APPLICABLE TO COMMON SHAREHOLDERS.  As a result of the factors described above, income applicable to common shareholders decreased to $0.1 million from $1.7 million, a decrease of $1.6 million or 94%.  In addition, preferred dividends declared on the $20.0 million of 9 1/4 % Series B Cumulative Redeemable Preferred Stock issued between comparative quarters increased by $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

             For the three months ended March 31, 2001 the Company's principal source of funds was cash provided by operating activities of $4.9 million.  The cash provided by operating activities includes net income before non-cash expenses of $1.2 million and $0.3 million of cash flow due to changes in operating assets and liabilities.  The primary uses of funds were replacement capital expenditures of $1.1 million, a $2.1 million reduction in construction payables, related to the hotel remodeling project, and a $1.0 million principal payment on the Company’s Credit Facility.  As a result, as of March 31, 2001, the Company had cash and cash equivalents of $9.1 million.

             We have commenced an $8.0 million remodeling project of the 339 rooms in our original hotel tower.  We expect the project to be completed in two phases.  The first phase was completed during November and December 2000.  The second phase is currently scheduled to be completed during November and December 2001.  As of March 31, 2001, we have made approximately $5.0 million of cash payments related to the remodeling project.

             We believe that our current cash balances and cash flow from operations and other sources of cash including the currently available borrowings under our $42.0 million Credit Facility ($5.5 million as of March 31, 2001) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to that time.  Our ability to raise additional funds is limited by restrictions on our financing activities under our Credit Facility and the Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

             The $42.0 million commitment under our Credit Facility will begin reducing by $2.0 million the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2001 and will also reduce, beginning September 30, 2001, and on each succeeding September 30, by 50% of excess cash flow, as defined, for the then most recently completed fiscal year.  Based on our calculations, we generated no excess cash flow as defined for the year ended December 31, 2000.  Accordingly, no reduction, in excess of the standard reduction, of the commitment will occur on September 30, 2001.

             The Credit Facility contains certain covenants including, among other things, financial covenants, limitations on our ability to dispose of capital stock, enter into mergers and certain acquisitions, incur liens or indebtedness, issue dividends on stock, and enter into transactions with affiliates.  The Credit Facility is secured by substantially all of our property.

             As of March 31, 2001, $5.5 million aggregate in dividends have accrued on our 9 1/4% Series A Cumulative Preferred Stock and 9 1/4% Series B Cumulative Preferred Stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

             Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates.  We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments at March 31, 2001.

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

             We had $36.5 million and $37.5 million in variable rate debt outstanding at March 31, 2001 and December 31, 2000, respectively.  Based upon these variable rate debt levels, a hypothetical 10% adverse change in interest rates (approximately a 1 percentage point increase in the effective interest rate) would increase interest expense by approximately $0.4 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

PART II            OTHER INFORMATION

             Item 1.  Legal Proceedings

             On January 12, 2001, we negotiated the settlement of a lawsuit filed on August 27, 1999, in the Eighth Judicial District of Clark County, Nevada, Case No. A407499, relating to the termination of Gary Selesner’s employment.  The settlement obligates the Company to pay Mr. Selesner in return for a release and complete dismissal.  The Company has accrued a liability for this settlement as of December 31, 2000.

             We are a defendant in various lawsuits relating to routine matters incidental to our business.  Management does not believe that the outcome of any litigation, in the aggregate, will have a material adverse effect on our business or results of operations.

             Item 6.  Exhibits and Reports on Form 8-K

                           (a)         Exhibits

Exhibit Number	Description
3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

*3.1	Second Amended and Restated Articles of Incorporation of the Company.

**3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

**3.3	Certificate of Designation of 9¼% Series A Cumulative Preferred Stock, no par value per share.

***3.4	Certificate of Designation of 9¼% Series B Cumulative Preferred Stock, no par value per share.

*3.5	Second Amended and Restated By-Laws of the Company.

10.	MATERIAL CONTRACTS

****10.1	Amendment No. 4 to Loan Agreement.

*	Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 21, 1998 (File No. 333-53211).
**	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended August 31, 1999 (File No. 333-53211).
***	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with Securities and Exchange Commission for the quarter ended June 30, 2000 (File No. 333-53211).
****	Incorporated by reference to designated exhibit to our Report on Form 10-K, filed with Securities and Exchange Commission for the year ended December 31, 2000 (File No. 333-53211).

                           (b)        Report s on Form 8-K

                                        Repor t dated April 30, 2001 regarding Items 4 and 7.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARD ROCK HOTEL, INC.

Date: May 11, 2001	/s/ RICK RICHARDS
Rick Richards
DULY AUTHORIZED OFFICER

/s/ JAMES D. BOWEN
James D. Bowen
CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)