Form 10-Q
period 2001-06-30
HARD ROCK HOTEL INC
filed 2001-08-14
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: June 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 333-53211

Hard Rock Hotel, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0306263

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4455 Paradise Road, Las Vegas NV	89109

(Address of principal executive offices)	(Zip Code)

 (702) 693-5000

Registrant's telephone number, including area code:

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

Common Stock outstanding by class as of August 13, 2001

Class of Common Stock	Shares

Class A Common Stock	12,000
Class B Common Stock	64,023

HARD ROCK HOTEL, INC.

Part I    FINANCIAL INFORMATION

             Item 1.  Financial Statements

HARD ROCK HOTEL, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS
	June 30, 2001	December 31, 2000

	(unaudited)
Current assets:
Cash and cash equivalents	$7,753	$7,979
Accounts receivable, net of allowance for doubtful accounts of $1,776 and $1,080 as of June 30, 2001 and December 31, 2000, respectively	5,266	6,569
Inventories	1,649	1,865
Prepaid expenses and other current assets	197	660
Deferred income taxes	852	852

Total current assets	15,717	17,925

Property and equipment, net of accumulated depreciation and amortization	171,989	176,503
Other assets	4,040	4,549

TOTAL ASSETS	$191,746	$198,977

Current liabilities:
Accounts payable	$2,495	$3,100
Construction related payables	299	2,479
Accrued expenses	9,838	13,289
Current portion of long-term debt	—	—
Interest payable	3,040	3,025

Total current liabilities	15,672	21,893

Deferred income taxes	852	852
Long-term debt	152,900	157,500

Total long-term liabilities	153,752	158,352

Total liabilities	169,424	180,245

Commitments and contingencies
Preferred stock, 9 1/4% Series A Cumulative, no par value, redeemable, 40,000 shares authorized, 28,000 shares issued and outstanding	32,645	31,213

Preferred stock, 9 1/4% Series B Cumulative, no par value, redeemable, one share authorized, issued and outstanding	22,059	21,092

Shareholders' deficit:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(39,890)	(41,081)

Total shareholders' deficit	(32,382)	(33,573)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$191,746	$198,977

The accompanying notes are an integral part of these condensed financial statements.

HARD ROCK HOTEL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

Revenue:
Casino	$13,528	$14,363	$26,108	$29,662
Lodging	7,234	6,949	14,409	13,645
Food and beverage	10,259	9,317	20,189	17,190
Retail	2,337	2,510	4,641	4,983
Other income	1,928	1,572	3,663	2,935

Gross revenues	35,286	34,711	69,010	68,415
Less: promotional allowances	(2,567)	(3,159)	(5,398)	(5,454)

Net revenues	32,719	31,552	63,612	62,961

Costs and expenses:
Casino	8,199	7,060	15,639	14,578
Lodging	1,939	1,968	3,655	3,659
Food and beverage	5,206	4,865	10,241	9,730
Retail	965	1,052	1,997	2,189
Other	956	797	1,769	1,483
Marketing	1,069	1,062	2,432	2,115
General and administrative	5,077	6,744	10,144	11,176
Depreciation and amortization	3,085	2,849	6,063	5,986

Total costs and expenses	26,496	26,397	51,940	50,916

Income from operations	6,223	5,155	11,672	12,045
Other expense:
Interest expense, net	3,635	4,284	7,843	8,744

Income before provision for income taxes	2,588	871	3,829	3,301
Provision for income taxes	239	55	239	104

NET INCOME	2,349	816	3,590	3,197
Preferred stock dividends	(1,215)	(819)	(2,399)	(1,473)

Income (loss) applicable to common shareholders	$1,134	$(3)	$1,191	$1,724

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Applicable to common shareholders	$14.92	$(0.04)	$15.67	$22.68

Weighted average number of common shares outstanding	76,023	76,023	76,023	76,023

The accompanying notes are an integral part of these condensed financial statements.

HARD ROCK HOTEL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, except supplemental schedule)
(unaudited)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net income	$3,590	$3,197
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,063	5,986
Amortization of loan fees	580	420
Changes in operating assets and liabilities:
Accounts receivable, net	1,303	97
Inventories	216	384
Prepaid expenses and other current assets	463	582
Accounts payable	(605)	(2,165)
Accrued expenses	(3,451)	1,109
Interest payable	15	(362)

Net cash provided by(used in) operating activities	8,174	9,248

Cash flow from investing activities:
Purchases of property and equipment	(1,549)	(1,150)
Construction payables	(2,180)	—
Decrease (increase) in other assets	(71)	(139)

Net cash provided by (used in) investing activities	(3,800)	(1,289)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	20,000
Principal payments on long-term debt	(4,600)	(24,500)
Payments on capital lease obligations	—	(50)

Net cash provided by (used in) financing activities	(4,600)	(4,550)

Net increase (decrease) in cash and cash equivalents	(226)	3,409
Cash and cash equivalents, beginning of period	7,979	2,439

Cash and cash equivalents, end of period	$7,753	$5,848

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,248	$8,686

Cash paid during the period for income taxes, net	$232	$(303)

The accompanying notes are an integral part of these condensed financial statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities:

             The value of the 9 1/4% Series A Cumulative Preferred Stock increased by approximately $1,432,000 and $1,319,000 in unpaid accrued dividends for the six-month periods ended June 30, 2001 and 2000, respectively.

             The value of the 9 1/4% Series B Cumulative Preferred Stock increased by approximately $967,000 and $154,000 in unpaid accrued dividends for the six-month periods ended June 30, 2001 and 2000, respectively.

HARD ROCK HOTEL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.         BASIS OF PRESENTATION

             The accompanying unaudited financial statements of Hard Rock Hotel, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.   Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q and they do not include all information required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2001.  The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2000.  The Company has made certain financial statement reclassifications for the 2000 financial statements in order to classify amounts in a manner consistent with the 2001 financial statements which have had no effect upon net income.

2.          LONG-TERM DEBT

             In March 1998, the Company offered $120 million aggregate principal amount of its 9.25%, Senior Subordinated Notes due in 2005 (the "Notes").  Concurrent with the execution of the Notes, the Company secured a senior secured reducing revolving line of credit under a new credit facility (the "Credit Facility") through a group of banks.  As of June 30, 2001, the Company had $120.0 million outstanding in Notes and $32.9 million outstanding on its $42.0 million Credit Facility.

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

             CREDIT FACILITY

             The amount available under the commitment will reduce by $2.0 million on the last day of each fiscal quarter commencing September 30, 2001, and will also reduce, beginning September 30, 2001 and on each succeeding September 30, by 50% of Excess Cash Flow, as defined, for the then most recently completed fiscal year.

             These reduction provisions shall terminate on the date upon which the commitment available under the Credit Facility is reduced to $25.0 million.  The Credit Facility expires on March 23, 2004.

             The Credit Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Credit Facility is secured by substantially all of the Company's property at the Las Vegas site.  Interest on the Credit Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% and aggregating 7.8% as of June 30, 2001), or the Base Rate, defined as the higher of the Federal Funds Rate plus .5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all borrowings outstanding at June 30, 2001. These margins are dependent upon the Company's debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

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

4.          COMMITMENTS

             In conjunction with an $8.0 million remodeling project of the 339 rooms in our original hotel tower, the Company has entered into a $4.7 million construction contract of which $1.7 million remains to be completed as of June 30, 2001.  We expect the remaining phase of the project to occur during November and December 2001.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000

             NET REVENUES.  Net revenues increased 3% for the three months ended June 30, 2001 to $32.7 million compared to $31.6 million for the corresponding period of the prior year.  The increase in revenues is primarily attributable to a $1.0 million or 11% increase in food and beverage revenues, a $0.6 million or 19% decrease in promotional allowances, a $0.3 million or 4% increase in lodging revenues and a $0.3 million or 19% increase in other income.  These changes were partially offset by a $0.9 million or 6% decrease in casino revenues and a $0.2 million or 8% decrease in retail revenues.

             CASINO REVENUES.  The $0.9 million decrease in casino revenues was primarily due to a $0.9 million or 10% decrease in table games revenues offset partially by a $0.1 million or 3% increase in slot machine revenues.  The decrease in table games revenues was due to a decrease in table games hold percentage offset partially by an increase in table games drop.  Table games hold percentage decreased 4.2 percentage points to 12.8% from 17.0%.  Table games drop increased 20% to $68.2 million from $56.7 million.  The number of table games in operation increased to 83 from 76.  The result of these changes in hold percentage, drop and number of table games in operation was a decrease in win per table game per day to $1,148 from $1,393, a decrease of $245 or 18%.  We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentages for the three-month periods ended June 30, 2001 and 2000 were 14.8% and 19.1%, respectively.  Slot machine revenues increased due to a increase in handle offset partially by a decrease in win percentage.  Slot machine handle increased 6% to $92.0 million from $87.0 million.  Slot machine win percentage decreased 0.2 percentage points to 5.0% from 5.2%.  We decreased the number of slot machines in operation to 643 from 681 between comparative periods.  The net result of these changes in slot machine handle, win percent and number of slot machines in operation was an increase in win per slot machine per day to $79 from $73, an increase of $6 or 8%.  We believe the increase in slot machine handle was primarily due to an increase in high limit play during the 2nd quarter of the current year.

             LODGING REVENUES.  The $0.3 million increase in lodging revenues was primarily due to an increase in the average daily room rate (“ADR”) to $117 from $111, an increase of $6 or 5% and an increase in occupancy to 98% from 97% an increase of 1 percentage point offset partially by a decrease in telephone sales and commissions, a trend which we expect to continue due to the increasing use of cellular telephones.  The increase in ADR was due in part to increasing the rate charged to the casino on Fridays, Saturdays and holidays for complimentary rooms to an amount that more closely approximates current retail value; however, total complimentary room revenues remained constant due to fewer room nights offered to customers.

             FOOD AND BEVERAGE REVENUES.  The $1.0 million increase in food and beverage revenues was primarily due to increases in beverage revenues in the Center bar, Baby’s nightclub, the service bar, Las Vegas lounge and the Joint offset by a decrease in banquet beverage revenues.  Food revenues increased in Mr. Lucky’s restaurant and the Pink Taco restaurant but were offset by a decrease in banquet food revenues and the elimination of the Counter restaurant.  The Counter restaurant was closed permanently and has been replaced by a Starbucks coffee bar which opened during July 2001.

             RETAIL REVENUES.  Retail revenues decreased to $2.3 million from $2.5 million, a decrease of $0.2 million or 8%.  The decrease in retail revenues is due in part to a continuing general market decline in the themed restaurant merchandise segment and an expansion of other retail operations in Las Vegas.

             OTHER INCOME.  Other income increased to $1.9 million from $1.6 million, an increase of $0.3 million or 19%.  The increase is primarily due to increases in service fees and revenues from the sales of sundries.

             PROMOTIONAL ALLOWANCES.  Promotional allowances decreased to $2.6 million from $3.2 million, a decrease of $0.6 million or 19%.  The amount of complimentary items offered to table games customers is based on a percentage of the amounts wagered.  The decrease was due in part to a relatively high level of promotional allowances during the prior year period in relation to table games volume.  Current year period complimentaries were prevented from declining further due to increasing the rate charged to the casino on Fridays, Saturdays and holidays for complimentary rooms to an amount that more closely approximates current retail value and due to the 20% increase in table games volume.

             CASINO EXPENSES.  Casino expenses increased $1.1 million or 15% to $8.2 million from $7.1 million.  The increase was primarily due to increased expenses related to escalating table games volume as indicated by the 20% increase in table games drop.  The increased expenses included more credit discount arrangements made with customers to promote goodwill or secure timely payment and additional expenses related to potentially uncollectible credit extended to casino customers offset partially by decreases in the cost of complimentary items furnished to customers.  As a percentage of casino revenues, casino expenses increased to 60% from 49%, an increase of 11 percentage points due to the decrease in hold percentage to 12.8% from 17.0%.  We expect that our efforts to increase table games drop and slot handle may result in continued casino expenses commensurate with those incurred in the 2nd quarter of 2001.

             LODGING EXPENSES. Lodging expenses, prior to reclassifying the cost of complimentaries to casino expense, decreased as a percentage of lodging revenues to 32% from 34%, a decrease of 2 percentage points.  The decrease is due primarily to decreases in credit card processing fees, valet labor and printing costs offset partially by increased housekeeping labor and hotel amenities in relation to lodging revenues.

             FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 59% from 65%, a decrease of 6 percentage points.  The decrease is primarily due to decreases in administrative and banquet labor costs in relation to food revenues and a decrease in the cost of beverages in relation to beverage revenues.

             RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 46% from 49%, a decrease of 3 percentage points.  The decrease is due to decreases in the cost of retail items and labor in relation to retail revenues offset partially by increased credit card processing fees.

             OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income decreased to 50% from 51%, a decrease of 1 percentage point.  The decrease is primarily due to increases in other revenues as noted above for which there were no corresponding increases in costs or expenses.

             MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues decreased to 17% from 22%, a decrease of 5 percentage points.  The relative decrease is primarily due to a reduction in claims expense and legal matters.

             DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense increased to $3.1 million from $2.8 million, an increase of 11% primarily due to the depreciation on capital expenditures associated with the room remodeling project, the first phase of which was completed during December 2000.

             NET INTEREST EXPENSE.  Net interest expense decreased to $3.6 million from $4.3 million, a decrease of $0.7 million or 16%.  The decrease is primarily due to the decrease in outstanding borrowings and the effective interest rate on the Company’s Credit Facility.

             INCOME APPLICABLE TO COMMON SHAREHOLDERS.  As a result of the factors described above, income applicable to common shareholders was $1.1 million compared to break-even during the prior year period.  Preferred dividends declared increased $0.4 million due to issuing $20 million of 9 1/4% Series B Cumulative Preferred Stock on May 30, 2000 and compounding on dividends which were not distributed.

Six Months Ended June 30, 2001 and 2000

             NET REVENUES.  Net revenues increased 1% for the six months ended June 30, 2001 to $63.6 million compared to $63.0 million for the corresponding period of the prior year.  The increase in revenues is primarily attributable to a $3.0 million or 17% increase in food and beverage revenues, a $0.8 million or 6% increase in lodging revenues and a $0.8 million or 28% increase in other income.  These changes were partially offset by a $3.6 million or 12% decrease in casino revenues and a $0.4 million or 8% decrease in retail revenues.

             CASINO REVENUES.  The $3.6 million decrease in casino revenues was primarily due to a $2.4 million or 12% decrease in table games revenue and a $1.1 million or 12% decrease in slot machine revenues.  The decrease in table games revenues was due to a decrease in table games hold percentage offset partially by an increase in table games drop.  Table games hold percentage decreased 4.4 percentage points to 12.7% from 17.1%.  Table games drop increased 19% to $140.0 million from $118.0 million.  The number of table games in operation increased to 81 from 76.  The result of these changes in hold percentage, drop and number of table games in operation was a decrease in win per table game per day to $1,219 from $1,462, a decrease of $243 or 17%.  For the purpose of comparison to properties on the Strip, our net hold percentages for the six-month periods ended June 30, 2001 and 2000 were 14.8% and 19.2%, respectively.  Slot machine revenues decreased due to a decrease in handle offset partially by an increase in win percentage.  Slot machine handle decreased 18% to $165.4 million from $201.3 million.  Slot machine win percentage increased 0.4 percentage points to 4.8% from 4.4%.  We decreased the number of slot machines in operation to 647 from 668 between comparative periods.  The net result of these changes in slot machine handle, win percent and number of slot machines in operation was a decrease in win per slot machine per day to $67 from $74, a decrease of $7 or 9%.  We believe the decreases in slot machine handle were primarily due to a reduction of high limit play during the current year period offset partially by increased play by “local” slot players.

             LODGING REVENUES.  The $0.8 million increase in lodging revenues was primarily due to an increase in ADR to $119 from $109, an increase of $10 or 9% offset partially by a decrease in telephone sales and commissions, a trend which we expect to continue due to the increasing use of cellular telephones.  Occupancy remained constant at 96% in both periods.  The increase in ADR was due in part to increasing the rate charged to the casino on Fridays, Saturdays and holidays for complimentary rooms to an amount that more closely approximates current retail value; however, total complimentary room revenues remained constant due to fewer room nights offered to customers.

             FOOD AND BEVERAGE REVENUES.  The $3.0 million increase in food and beverage revenues was primarily due to increases in beverage revenues in the Center bar, Baby’s nightclub, the service bar, Las Vegas lounge, the Beach Club and banquets and increased admissions revenues for Baby’s nightclub.  Food revenues increased in Mr. Lucky’s restaurant and the Pink Taco restaurant but were offset partially by the elimination of the Counter restaurant.  The Counter restaurant was closed permanently and has been replaced by a Starbucks coffee bar that opened during July 2001.

          RETAIL REVENUES.  Retail revenues decreased to $4.6 million from $5.0 million, a decrease of $0.4 million or 8%.  The decrease in retail revenues is due in part to a general market decline in the themed restaurant merchandise segment and an expansion of other retail operations in Las Vegas.

             OTHER INCOME.  Other income increased to $3.7 million from $2.9 million, an increase of $0.8 million or 28%.  The increase is primarily due to increases in service fees and revenues from the sales of sundries.

             PROMOTIONAL ALLOWANCES.  Promotional allowances decreased to $5.4 million from $5.5 million, a decrease of $0.1 million or 2%.  The amount of complimentary items offered to table games customers is based on a percentage of the amounts wagered.  The decrease was due in part to a relatively high level of promotional allowances during the prior year period in relation to table games volume.  Current year period complimentaries were prevented from declining further due to increasing the rate charged to the casino on Fridays, Saturdays and holidays for complimentary rooms to an amount that more closely approximates current retail value and due to the 19% increase in table games volume.

             CASINO EXPENSES.  Casino expenses increased $1.0 million or 7% to $15.6 million from $14.6 million.  The increase was primarily due to increased expenses related to escalating table games volume as indicated by the 19% increase in table games drop.  The increased expenses included more credit discount arrangements made with customers to promote goodwill or secure timely payment, increased reimbursements for customer travel and additional expenses related to potentially uncollectible credit extended to casino customers offset partially by decreases in the cost of complimentary items furnished to customers.  As a percentage of casino revenues, casino expenses increased to 60% from 49%, an increase of 11 percentage points due to the decrease in hold percentage to 12.7% from 17.1%.  We expect that our efforts to increase table games drop and slot handle may result in continued casino expenses commensurate with those incurred in current year period.

             LODGING EXPENSES. Lodging expenses, prior to reclassifying the cost of complimentaries to casino expense, decreased as a percentage of lodging revenues to 31% from 33%, a decrease of 2 percentage points.  The decrease is due primarily to decreases in credit card processing fees offset partially by increased housekeeping labor in relation to lodging revenues.

             FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 60% from 67%, a decrease of 7 percentage points.  The decrease is primarily due to decreases in the relative cost of beverage sales, beverage labor costs, credit card processing fees, printing and supplies costs and advertising expenses offset partially by increases in apparel expenses.

             RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 48% from 49%, a decrease of 1 percentage point.  The decrease is due primarily to decreases in the cost of labor in relation to retail revenues.

             OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income decreased to 48% from 51%, a decrease of 3 percentage points.  The decrease is primarily due to increases in other revenues as noted above for which there were no corresponding increases in costs or expenses.

             MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues decreased to 18% from 19%, a decrease of 1 percentage point.  The relative decrease is primarily due to a reduction in claims expense and legal matters offset partially by significant marketing expenditures associated with the Howard Stern broadcast live from the casino following the Superbowl in January and the event in March during which Playboy released its April magazine issue and a video each featuring “Girls of the Hard Rock.”

             DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense increased to $6.1 million from $6.0 million, an increase of 2% primarily due to the depreciation on capital expenditures associated with the room remodeling project, the first phase of which was completed during December 2000 offset partially by a decrease in depreciable assets related to certain equipment with a 5 year depreciable life that became fully depreciated during the year ended December 31, 2000.

             NET INTEREST EXPENSE.  Net interest expense decreased to $7.8 million from $8.7 million, a decrease of $0.9 million or 10%.  The decrease is primarily due to the decrease in outstanding borrowings and the effective interest rate on the Company’s Credit Facility.

             INCOME APPLICABLE TO COMMON SHAREHOLDERS.  As a result of the factors described above, income applicable to common shareholders decreased to $1.2 million from $1.7 million, a decrease of $0.5 million or 29%.  Preferred dividends declared increased $0.9 million due to issuing $20 million of 9 1/4% Series B Cumulative Preferred Stock on May 30, 2000 and compounding on dividends which were not distributed.

             LIQUIDITY AND CAPITAL RESOURCES

             For the six months ended June 30, 2001 the Company's principal source of funds was cash provided by operating activities of $8.2 million.  The cash provided by operating activities includes net income before non-cash expenses of $10.2 million offset by $2.1 million of cash outflow due to changes in operating assets and liabilities.  The primary uses of funds were capital expenditures of $1.5 million, a $2.2 million reduction in construction payables related to the hotel remodeling project and $4.6 million of principal payments on the Company’s Credit Facility.  As a result, as of June 30, 2001, the Company had cash and cash equivalents of $7.8 million.

             We have commenced an $8.0 million remodeling project of the 339 rooms in our original hotel tower.  We expect the project to be completed in two phases.  The first phase was completed during November and December 2000.  The second phase is currently scheduled to be completed during November and December 2001.  As of June 30, 2001, we have made approximately $5.4 million of cash payments related to the remodeling project and owe $0.3 million of construction payables.

             We believe that our current cash balances and cash flow from operations and other sources of cash including the currently available borrowings under our $42.0 million Credit Facility ($9.1 million as of June 30, 2001) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to that time.  Our ability to raise additional funds is limited by restrictions on our financing activities under our Credit Facility and the Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

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

             As of June 30, 2001, $6.7 million aggregate in dividends have accrued on our 9 1/4% Series A Cumulative Preferred Stock and 9 1/4% Series B Cumulative Preferred Stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

             Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates.  We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments at June 30, 2001.

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

             We had $32.9 million and $37.5 million in variable rate debt outstanding at June 30, 2001 and December 31, 2000, respectively.  Based upon these variable rate debt levels, a hypothetical 10% adverse change in interest rates (approximately a 76 basis point increase in the effective interest rate) would increase interest expense by approximately $0.3 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

PART II            OTHER INFORMATION

Item 1.  Legal Proceedings

             We are a defendant in various lawsuits relating to routine matters incidental to our business.  Management does not believe that the outcome of any litigation, in the aggregate, will have a material adverse effect on our business or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

                           (a)         Exhibits

Exhibit Number		Description

3.		CERTIFICATE OF INCORPORATION AND BY-LAWS
*3.	1	Second Amended and Restated Articles of Incorporation of the Company.
**3.	2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.
**3.	3	Certificate of Designation of 9¼% Series A Cumulative Preferred Stock, no par value per share.
***3.	4	Certificate of Designation of 9¼% Series B Cumulative Preferred Stock, no par value per share.
*3.	5	Second Amended and Restated By-Laws of the Company.
10.		MATERIAL CONTRACTS
****10.	1	Amendment No. 4 to Loan Agreement.

________________

*	Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 21, 1998 (File No. 333-53211).
**	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended August 31, 1999 (File No. 333-53211).
***	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with Securities and Exchange Commission for the quarter ended June 30, 2000 (File No. 333-53211).
****	Incorporated by reference to designated exhibit to our Report on Form 10-K, filed with Securities and Exchange Commission for the year ended December 31, 2000 (File No. 333-53211).

                           (b)        Reports on Form 8-K

                                                     Report dated April 30, 2001 regarding Items 4 and 7.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARD ROCK HOTEL, INC
Date: August 14, 2001
/s/ RICK RICHARDS

Rick Richards
DULY AUTHORIZED OFFICER

/s/ JAMES D. BOWEN

James D. Bowen
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)