Form 10-Q
period 2001-09-30
HARD ROCK HOTEL INC
filed 2001-11-14
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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

Common Stock outstanding by class as of November 14, 2001

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

HARD ROCK HOTEL, INC.

Part I       FINANCIAL INFORMATION

Item 1.    Financial Statements

HARD ROCK HOTEL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

ASSETS

	September 30,	December 31,
	2001	2000
	(unaudited)
Current assets:
Cash and cash equivalents	$7,721	$7,979
Accounts receivable, net of allowance for doubtful accounts of $2,151 and $1,080 as of September 30, 2001 and December 31, 2000, respectively	4,618	6,569
Inventories	1,414	1,865
Prepaid expenses and other current assets	733	660
Deferred income taxes	852	852
Total current assets	15,338	17,925

Property and equipment, net of accumulated depreciation and amortization	169,542	176,503

Other assets	3,239	4,549

TOTAL ASSETS	$188,119	$198,977

Current liabilities:
Accounts payable	$1,519	$3,100
Construction related payables	299	2,479
Accrued expenses	8,859	13,289
Interest payable	6,036	3,025
Total current liabilities	16,713	21,893

Deferred income taxes	852	852
Long-term debt	148,900	157,500
Total long-term liabilities	149,752	158,352
Total liabilities	166,465	180,245

Commitments and contingencies

Preferred stock, 9 ¼% Series A Cumulative, no par value, redeemable, 40,000 shares authorized, 28,000 shares issued and outstanding	33,400	31,213
Preferred stock, 9 ¼% Series B Cumulative, no par value, redeemable, one share authorized, issued and outstanding	22,569	21,092

Shareholders' deficit:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	-	-
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	-	-
Paid-in capital	7,508	7,508
Accumulated deficit	(41,823)	(41,081)
Total shareholders' deficit	(34,315)	(33,573)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$188,119	$198,977

The accompanying notes are an integral part of these condensed financial statements.

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Revenue:
Casino	$11,363	$12,009	$37,471	$41,671
Lodging	6,397	6,696	20,806	20,341
Food and beverage	9,455	10,017	29,644	27,207
Retail	2,153	2,320	6,794	7,303
Other income	1,893	1,407	5,556	4,342
Gross revenues	31,261	32,449	100,271	100,864
Less: promotional allowances	(2,450)	(2,952)	(7,848)	(8,406)
Net revenues	28,811	29,497	92,423	92,458

Costs and expenses:
Casino	8,064	6,810	23,703	21,388
Lodging	1,862	1,863	5,517	5,522
Food and beverage	5,141	5,223	15,382	14,953
Retail	894	1,138	2,891	3,327
Other	1,023	943	2,792	2,426
Marketing	851	1,397	3,283	3,512
General and administrative	4,885	5,973	15,029	17,149
Depreciation and amortization	3,052	3,069	9,115	9,055
Total costs and expenses	25,772	26,416	77,712	77,332

Income from operations	3,039	3,081	14,711	15,126

Other expense:
Interest expense, net	3,826	4,130	11,669	12,874

Income (loss) before (provision) benefit for income taxes	(787)	(1,049)	3,042	2,252

Income tax (provision) benefit	119	-	(120)	(104)
NET INCOME (LOSS)	(668)	(1,049)	2,922	2,148

Preferred stock dividends	(1,265)	(1,158)	(3,664)	(2,631)
Loss applicable to common shareholders	$(1,933)	$(2,207)	$(742)	$(483)

BASIC AND DILUTED NET LOSS PER SHARE:

Applicable to common shareholders	$(25.43)	$(29.03)	$(9.76)	$(6.35)

Weighted average number of common shares outstanding	76,023	76,023	76,023	76,023

The accompanying notes are an integral part of these condensed financial statements.

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except supplemental schedule)

(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$2,922	$2,148
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,115	9,055
Amortization of loan fees	764	630
Changes in operating assets and liabilities:
Accounts receivable, net	1,951	(666)
Inventories	451	628
Prepaid expenses and other current assets	(73)	334
Accounts payable	(1,581)	(2,468)
Accrued expenses	(4,430)	1,753
Interest payable	3,011	2,543
Net cash provided by (used in) operating activities	12,130	13,957

Cash flows from investing activities:
Purchases of property and equipment	(2,154)	(2,860)
Construction payables	(2,180)	700
Decrease (increase) in other assets	546	(15)
Net cash provided by (used in) investing activities	(3,788)	(2,175)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	20,000
Principal payments on long-term debt	(8,600)	(25,500)
Payments on capital lease obligations	-	(74)
Net cash provided by (used in) financing activities	(8,600)	(5,574)

Net increase (decrease) in cash and cash equivalents	(258)	6,208
Cash and cash equivalents, beginning of period	7,979	2,439
Cash and cash equivalents, end of period	$7,721	$8,647

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,894	$9,701
Cash paid (received) during the period for income taxes, net	$178	$(156)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

                The value of the 9 1/4% Series A Cumulative Preferred Stock increased by approximately $2,187,000 and $2,014,000 in unpaid accrued dividends for the nine-month periods ended September 30, 2001 and 2000, respectively.

                The value of the 9 1/4% Series B Cumulative Preferred Stock increased by approximately $1,477,000 and $617,000 in unpaid accrued dividends for the nine-month periods ended September 30, 2001 and 2000, respectively.

The accompanying notes are an integral part of these condensed financial statements.

HARD ROCK HOTEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION

The accompanying unaudited financial statements of Hard Rock Hotel, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.   Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q and they do not include all information required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2001.  The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2000.  The Company has made certain financial statement reclassifications for the 2000 financial statements in order to classify amounts in a manner consistent with the 2001 financial statements which have had no effect upon net income.

2.             LONG-TERM DEBT

In March 1998, the Company offered $120 million aggregate principal amount of its 9.25%, Senior Subordinated Notes due in 2005 (the "Notes").  Concurrent with the execution of the Notes, the Company secured a senior secured reducing revolving line of credit under a new credit facility (the "Credit Facility") through a group of banks.  As of September 30, 2001, the Company had $120.0 million outstanding in Notes and $28.9 million outstanding with $11.1 million available on its Credit Facility.

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

CREDIT FACILITY

The amount available under the commitment began reducing by $2.0 million on September 30, 2001 and will continue to reduce by $2.0 million on the last day of each subsequent fiscal quarter until it reaches $25.0 million.  Beginning September 30, 2001 and on each succeeding September 30, the credit line reduces by 50% of Excess Cash Flow, as defined, for the then most recently completed fiscal year.  Based on our calculations, we generated no Excess Cash Flow for the year ended December 31, 2000.  Accordingly, no reduction, in excess of the standard reduction, of the commitment occurred on September 30, 2001 and as of that date the total commitment under the Credit Facility was $40.0 million.

These reduction provisions shall terminate on the date upon which the commitment available under the Credit Facility is reduced to $25.0 million.  The Credit Facility expires on March 23, 2004.

The Credit Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Credit Facility is secured by substantially all of the Company's property at the Las Vegas site.  Interest on the Credit Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% and aggregating 7.3% as of September 30, 2001), or the Base Rate, defined as the higher of the Federal Funds Rate plus .5%, or the Reference Rate, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all borrowings outstanding at September 30, 2001.  These margins are dependent upon the Company's debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

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

4.             COMMITMENTS

In conjunction with an $8.0 million remodeling project of the 339 rooms in our original hotel tower, the Company has entered into a $4.7 million construction contract of which $1.7 million remains to be completed as of September 30, 2001.  We expect the remaining phase of the project to occur during November and December 2001.

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

MANAGEMENT CHANGES

On September 26, 2001, Rick Richards the former Senior Vice President and General Manager of the Company, resigned his employment relationship with the Company.

OVERVIEW

Hard Rock Hotel, Inc.'s (the "Company") sole business is the operation of the Hard Rock Hotel and Casino in Las Vegas, Nevada, which commenced operations on March 9, 1995.

IMPACT OF SEPTEMBER 11, 2001 TRAGIC EVENTS

                The tragic events of September 11 have had a negative impact on the Company’s net revenues and earnings.  The continuing effects related to these events cannot be estimated with a reasonable level of confidence at this time. Further terrorist attacks, or the escalation of armed conflicts, may continue to adversely affect our results of operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000

NET REVENUES.  Net revenues decreased 2% for the three months ended September 30, 2001 to $28.8 million compared to $29.5 million for the corresponding period of the prior year.  The decrease in revenues is attributable to a $0.6 million or 5% decrease in casino revenues, a $0.5 million or 5% decrease in food and beverage revenues, a $0.3 million or 4% decrease in lodging revenues and a $0.1 million or 4% decrease in retail revenues.  These decreases were partially offset by a $0.5 million or 17% decrease in promotional allowances for items furnished to customers on a complimentary basis and a $0.5 million or 36% increase in other revenues.

CASINO REVENUES.  The $0.6 million decrease in casino revenues to $11.4 million from $12.0 million was primarily due to a $0.7 million or 18% decrease in slot machine revenues.  Slot machine revenues decreased due to decreases in handle and win percentage.  Slot machine handle decreased $7.1 million or 8% to $77.0 million from $84.1 million.  Slot machine win percentage decreased 0.4 of a percentage point to 4.2% from 4.6%.  We decreased the number of slot machines in operation to 623 from 686 between comparative periods.  The net result of these changes in slot machine handle, win percentage and number of slot machines in operation was a decrease in win per slot machine per day to $56 from $61, a decrease of $5 or 8%.  We believe the decrease in slot machine handle was primarily due to a decrease in high limit play during the third quarter of the current year period.  Table games revenues remained constant at $8.1 million between periods as table games hold percentage decreased but was offset by an increase in table games drop.  Table games hold percentage decreased 0.3 of a percentage point to 12.4% from 12.7%.  Table games drop increased $1.7 million or 3% to $65.2 million from $63.5 million.  The number of table games in operation increased to 84 from 76.  The net result of these changes in hold percentage, drop and number of table games in operation was a decrease in win per table game per day to $1,042 from $1,157, a decrease of $115 or 10%.  We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentages for the three-month periods ended September 30, 2001 and 2000 were 14.4% and 14.5%, respectively.

LODGING REVENUES.  The $0.3 million decrease in lodging revenues to $6.4 million from $6.7 million was due to decreases in telephone sales and occupancy percentage offset partially by an increase in the average daily room rate (“ADR”).  The decrease in PBX charges is a trend that we expect to continue due to the increasing use of cellular telephones.  The occupancy percentage decreased to 94% from 96%, a decrease of 2 percentage points.  ADR increased to $107 from $106, an increase of $1 or 1%.  The increase in ADR was due in part to increasing the rate charged to the casino on Fridays, Saturdays and holidays for complimentary rooms to an amount that more closely approximates current retail value; however, total complimentary room revenues decreased due to fewer room nights offered to customers.

FOOD AND BEVERAGE REVENUES.  The $0.5 million decrease in food and beverage revenues to $9.5 million from $10.0 million was primarily due to a $0.8 million or 50% decrease in banquet food and beverage revenues due to a reduction of events in August and due to cancelled events after the September 11 tragedy.  Nevertheless, many of the cancelled events were rescheduled for future periods.  Baby’s nightclub revenues also decreased $0.1 or 7% primarily due to being closed for a period after September 11.  The 10/7 bar has been permanently closed causing a $0.1 million reduction in beverage revenues.  These decreases were offset partially by increases in food revenues in Mr. Lucky’s restaurant and the Pink Taco restaurant and beverage revenues in the casino service bar and Beach Club bar.  The Counter restaurant has been replaced by a Starbucks coffee bar that opened during July 2001.  Starbucks has earned revenues that are $0.1 million or 110% higher than the Counter’s revenues were during the prior year period.

RETAIL REVENUES.  Management believes the $0.1 million decrease in retail revenues to $2.2 million from $2.3 million was due in part to a continuing general market decline in the themed restaurant merchandise segment and an expansion of other retail operations in Las Vegas.

OTHER INCOME.  Other income increased to $1.9 million from $1.4 million, an increase of $0.5 million.  The increase is primarily due to increases in service fees and revenues from the sales of sundries.

PROMOTIONAL ALLOWANCES.  Promotional allowances decreased to $2.5 million from $3.0 million, a decrease of $0.5 million.  The amount of complimentary items offered to table games customers is based on a percentage of the amounts wagered.  The decrease was due in part to a relatively high level of promotional allowances during the prior year period in relation to table games volume.  Current year period complimentaries were prevented from declining further due to increasing the rate charged to the casino on Fridays, Saturdays and holidays for complimentary rooms to an amount that more closely approximates current retail value and due to the 3% increase in table games volume.

CASINO EXPENSES.  Casino expenses increased $1.3 million or 19% to $8.1 million from $6.8 million.  The increase was due in part to increased labor and other expenses related to escalating table games volume as indicated by the 3% increase in table games drop.  The increased expenses also included more credit discount arrangements made with customers to promote goodwill or secure timely payment and additional expenses related to potentially uncollectible credit extended to casino customers offset partially by decreases in the cost of complimentary items furnished to customers.  As a percentage of casino revenues, casino expenses increased to 71% from 57%, an increase of 14 percentage points.  We expect that our efforts to increase table games drop may result in continued casino expenses that are in excess or prior year periods.

LODGING EXPENSES. Lodging expenses, prior to reclassifying the cost of complimentaries to casino expense, remained constant as a percentage of lodging revenues at 35%.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, increased to 64% from 62%, an increase of 2 percentage points.  The increase is primarily due to an increase in the cost of food in relation to food revenues.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 45% from 53%, a decrease of 8 percentage points.  The decrease is due to decreases in the cost of retail items and labor in relation to retail revenues.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income decreased to 54% from 67%, a decrease of 13 percentage points.  The decrease is primarily due to increases in other revenues as noted above for which there were no corresponding increases in costs or expenses.

MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues decreased to 18% from 23%, a decrease of 5 percentage points.  The relative decrease is primarily due to a reduction in claims expense and legal matters, employee incentives, advertising expenses and entertainment costs.  These decreases were offset partially by increases in utilities, severance payments and the accelerated timing of certain marketing promotions.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense remained constant at $3.1 million.

NET INTEREST EXPENSE.  Net interest expense decreased to $3.8 million from $4.1 million, a decrease of $0.3 million or 7%.  The decrease is primarily due to decreases in outstanding borrowings and the effective interest rate on the Company’s Credit Facility.

LOSS APPLICABLE TO COMMON SHAREHOLDERS.  Loss applicable to common shareholders was $1.9 million compared to $2.2 million during the prior year period. In addition to the factors described above, the loss decreased due to the realization of a $0.1 million income tax benefit offset by a $0.1 million increase in preferred dividends.  Preferred dividends declared increased due to compounding returns on dividends that were not distributed.

Nine Months Ended September 30, 2001 and 2000

NET REVENUES.  Net revenues decreased $0.1 million or less than 1% for the nine months ended September 30, 2001 to $92.4 million compared to $92.5 million for the corresponding period of the prior year.  The decrease in revenues is primarily attributable to a $4.2 million or 10% decrease in casino revenues and a $0.5 million or 7% decrease in retail revenues.  These decreases were partially offset by a $2.4 million or 9% increase in food and beverage revenues, a $1.3 million or 30% increase in other income, a $0.5 million or 2% increase in lodging revenues and a $0.6 million or 7% decrease in promotional allowances for items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $4.2 million decrease in casino revenues to $37.5 million from $41.7 million was primarily due to a $2.4 million or 8% decrease in table games revenue and a $1.7 million or 13% decrease in slot machine revenues.  The decrease in table games revenues was due to a decrease in table games hold percentage offset partially by an increase in table games drop.  Table games hold percentage decreased 3.0 percentage points to 12.6% from 15.6%.  Table games drop increased $23.7 million or 13% to $205.2 million from $181.5 million.  The number of table games in operation increased to 82 from 76.  The net result of these changes in hold percentage, drop and number of table games in operation was a decrease in win per table game per day to $1,159 from $1,360, a decrease of $201 or 15%.  For the purpose of comparison to properties on the Strip, our net hold percentages for the nine-month periods ended September 30, 2001 and 2000 were 14.6% and 17.6%, respectively.  Slot machine revenues decreased due to a decrease in handle offset partially by an increase in win percentage.  Slot machine handle decreased $43.0 million or 15% to $242.4 million from $285.4 million.  Slot machine win percentage increased 0.1 of a percentage point to 4.6% from 4.5%.  We decreased the number of slot machines in operation to 639 from 674 between comparative periods.  The net result of these changes in slot machine handle, win percentage and number of slot machines in operation was a decrease in win per slot machine per day to $63 from $69, a decrease of $6 or 9%.  We believe the decrease in slot machine handle was primarily due to a reduction of high limit play during the current year period offset partially by increased play by “local” slot players.

LODGING REVENUES.  The $0.5 million increase in lodging revenues to $20.8 million from $20.3 million was primarily due to an increase in ADR offset partially by decreases in occupancy percentage and PBX charges.  ADR increased to $115 from $108, an increase of $7 or 6%.  The increase in ADR was due in part to increasing the rate charged to the casino on Fridays, Saturdays and holidays for complimentary rooms to an amount that more closely approximates current retail value; however, total complimentary room revenues decreased due to fewer room nights offered to customers.  The occupancy percentage decreased to 95% from 96%, a decrease of 1 percentage point.  The decrease in telephone sales and commissions is a trend that we expect to continue due to the increasing use of cellular telephones.

FOOD AND BEVERAGE REVENUES.  The $2.4 million increase in food and beverage revenues to $29.6 million from $27.2 million was primarily due to increases in beverage revenues in the Center bar, Baby’s nightclub, the service bar, Las Vegas lounge, the Beach Club and increased admissions revenues for Baby’s nightclub.  Food revenues increased in Mr. Lucky’s restaurant and the Pink Taco restaurant.  The Counter restaurant has been replaced by a Starbucks coffee bar that opened during July 2001.  Starbucks has earned revenues that are higher than the Counter’s revenues were during the prior year period.  These increases were offset partially by decreases in banquet food and beverage revenues due to a reduction of events in August and due to cancelled events after the September 11 tragedy and the permanent closing of the 10/7 bar.  Nevertheless, many of the cancelled banquet events have been rescheduled for future periods.

RETAIL REVENUES.  Management believes the $0.5 million decrease in retail revenues to $6.8 million from $7.3 million was due in part to a continuing general market decline in the themed restaurant merchandise segment and an expansion of other retail operations in Las Vegas.

OTHER INCOME.  Other income increased to $5.6 million from $4.3 million, an increase of $1.3 million.  The increase is primarily due to increases in service fees and commissions and revenues from the sales of sundries and cigars.

PROMOTIONAL ALLOWANCES.  Promotional allowances decreased to $7.8 million from $8.4 million, a decrease of $0.6 million.  The amount of complimentary items offered to table games customers is based on a percentage of the amounts wagered.  The decrease was due in part to a relatively high level of promotional allowances during the prior year period in relation to table games volume.  Current year period complimentaries were prevented from declining further due to increasing the rate charged to the casino on Fridays, Saturdays and holidays for complimentary rooms to an amount that more closely approximates current retail value and due to the 13% increase in table games volume.

CASINO EXPENSES.  Casino expenses increased $2.3 million or 11% to $23.7 million from $21.4 million.  The increase was primarily due to increased labor and other expenses related to escalating table games volume as indicated by the 13% increase in table games drop.  The increased expenses included more credit discount arrangements made with customers to promote goodwill or secure timely payment, increased reimbursements for customer travel and additional expenses related to potentially uncollectible credit extended to casino customers offset partially by decreases in the cost of complimentary items furnished to customers.  As a percentage of casino revenues, casino expenses increased to 63% from 51%, an increase of 12 percentage points in part due to the decrease in hold percentage.  We expect that our efforts to increase table games drop and slot handle may result in continued casino expenses that are in excess of prior year periods.

LODGING EXPENSES. Lodging expenses, prior to reclassifying the cost of complimentaries to casino expense, decreased as a percentage of lodging revenues to 32% from 34%, a decrease of 2 percentage points.  The decrease is due primarily to decreases in credit card processing fees offset partially by increased housekeeping labor in relation to lodging revenues.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 61% from 65%, a decrease of 4 percentage points.  The decrease is primarily due to decreases in the cost of food and beverage and beverage labor costs in relation to revenues.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 47% from 51%, a decrease of 4 percentage points.  The decrease is due primarily to decreases in the cost of goods sold and labor in relation to retail revenues.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income decreased to 50% from 56%, a decrease of 6 percentage points.  The decrease is primarily due to increases in other revenues as noted above for which there were no corresponding increases in costs or expenses.

MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues decreased to 18% from 20%, a decrease of 2 percentage points.  The relative decrease is primarily due to a reduction in claims expense and legal matters, employee incentives and entertainment costs.  These decreases were offset partially by increases in utilities, severance payments and the accelerated timing of certain marketing promotions.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense remained constant at $9.1 million due to the depreciation on capital expenditures associated with the room remodeling project, the first phase of which was completed during December 2000 offset by a decrease in depreciable assets related to certain equipment with a 5 year depreciable life that became fully depreciated during the year ended December 31, 2000.

NET INTEREST EXPENSE.  Net interest expense decreased to $11.7 million from $12.9 million, a decrease of $1.2 million or 9%.  The decrease is primarily due to decreases in outstanding borrowings and the effective interest rate on the Company’s Credit Facility.

LOSS APPLICABLE TO COMMON SHAREHOLDERS.  The effects of the factors described above were offset by a $1.1 million increase in preferred dividends declared resulting in a loss applicable to common shareholders of $0.7 million compared to $0.5 million during the prior year period. Preferred dividends declared increased due to issuing $20.0 million of 9 1/4% Series B Cumulative Preferred Stock on May 30, 2000 and compounding on dividends which were not distributed.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2001 the Company's principal source of funds was cash provided by operating activities of $12.1 million.  The cash provided by operating activities includes net income before non-cash expenses of $2.9 million offset by $0.7 million of cash outflow due to changes in operating assets and liabilities.  The primary uses of funds were capital expenditures of $2.2 million, a $2.2 million reduction in construction payables related to the hotel remodeling project and $8.6 million of principal payments on the Company’s Credit Facility.  As a result, as of September 30, 2001, the Company had cash and cash equivalents of $7.7 million.

We are in the process of an $8.0 million remodeling project of the 339 rooms in our original hotel tower.  The project is being completed in two phases.  The first phase was completed during November and December 2000.  The second phase commenced during November 2001 and is currently scheduled to be completed during December 2001.  As of September 30, 2001, we have made approximately $5.4 million of cash payments related to the remodeling project and owe $0.3 million of construction payables.

We believe that our current cash balances and cash flow from operations and other sources of cash including the currently available borrowings under our $40.0 million Credit Facility ($11.1 million available as of September 30, 2001) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to that time.  Our ability to raise additional funds is limited by restrictions on our financing activities under our Credit Facility and the Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

The commitment under our Credit Facility began reducing by $2.0 million on September 30, 2001 and will continue to reduce by $2.0 million on the last day of each subsequent fiscal quarter until it reaches $25.0 million.  Beginning September 30, 2001 and on each succeeding September 30, the credit line reduces by 50% of Excess Cash Flow, as defined, for the then most recently completed fiscal year.  Based on our calculations, we generated no excess cash flow as defined for the year ended December 31, 2000.  Accordingly, no reduction, in excess of the standard reduction, of the commitment occurred on September 30, 2001 and as of that date the total commitment under the Credit Facility was $40.0 million.

The Credit Facility contains certain covenants including, among other things, financial covenants, limitations on our ability to dispose of capital stock, enter into mergers and certain acquisitions, incur liens or indebtedness, issue dividends on stock, and enter into transactions with affiliates.  The Credit Facility is secured by substantially all of our property.

As of September 30, 2001, $8.0 million aggregate in dividends have accrued on our 9 1/4% Series A Cumulative Preferred Stock and 9 1/4% Series B Cumulative Preferred Stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates.  We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments at September 30, 2001.

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

We had $28.9 million and $37.5 million in variable rate debt outstanding at September 30, 2001 and December 31, 2000, respectively.  Based upon these variable rate debt levels, a hypothetical 10% adverse change in interest rates (approximately a 73 basis point increase in the effective interest rate) would increase interest expense by approximately $0.2 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

PART II                 OTHER INFORMATION

Item 1.                    Legal Proceedings

                We are a defendant in various lawsuits relating to routine matters incidental to our business.  Management does not believe that the outcome of any litigation, in the aggregate, will have a material adverse effect on our business or results of operations.

Item 6.                    Exhibits and Reports on Form 8-K

                                                (a)           Exhibits

Exhibit
Number	Description

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

*3.1	Second Amended and Restated Articles of Incorporation of the Company.

**3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

**3.3	Certificate of Designation of 9¼% Series A Cumulative Preferred Stock, no par value per share.

***3.4	Certificate of Designation of 9¼% Series B Cumulative Preferred Stock, no par value per share.

*3.5	Second Amended and Restated By-Laws of the Company.

10.	MATERIAL CONTRACTS

10.1	Amendment No. 1 to Employment Agreement, dated November 8, 2000, between the Company and James D. Bowen

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

HARD ROCK HOTEL, INC.

Date: November 14, 2001	/s/ JAMES D. BOWEN
James D. Bowen
CHIEF FINANCIAL OFFICER
(DULY AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL OFFICER)