Form 10-K
period 2001-12-31
HARD ROCK HOTEL INC
filed 2002-04-01
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From           To

Commission File Number 333-53211

Hard Rock Hotel, Inc.

(Exact Name Of Registrant As Specified In Its Charter)

Nevada	88-0306263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4455 Paradise Road, Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 693-5000

Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10-K. ☒

The voting common stock of the registrant is not publicly traded.  All of the voting stock is held by an affiliate of the registrant.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock outstanding by class as of March 29, 2002

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

PART I

ITEM 1.                  BUSINESS

OVERVIEW

Hard Rock Hotel, Inc., a Nevada corporation, owns and operates the Hard Rock Hotel and Casino in Las Vegas, Nevada, the world’s first casino resort with a rock music theme (the “Resort”).  The Resort, modeled after the highly successful Hard Rock Cafe restaurant chain, is decorated with an extensive collection of rare rock memorabilia and has a distinctive roof top guitar-shaped neon sign that extends 180 feet into the Las Vegas skyline.  The original Hard Rock Cafe was co-founded in 1971 by Peter Morton, the Company’s Chairman, Chief Executive Officer and Secretary, and the “Hard Rock” name has grown to become widely recognized throughout the world.  The Resort commenced operations March 9, 1995.  An expansion of the Resort was completed during May 1999.

The Resort currently consists of:

•                  an eleven-story hotel tower with 657 hotel rooms (including 63 suites),

•                  a 30,000 square-foot casino,

•                  a 3,600 square-foot retail store,

•                  an 11,500 square-foot nightclub, called “Baby’s,” with a capacity of 800 persons,

•                  a 6,000 square-foot banquet facility with a capacity of 390 persons,

•                  a live music concert hall, called “The Joint,” with a capacity of 2,050 persons,

•                  a beach club including an outdoor swimming pool area with a tropical theme,

•                  five restaurants,

•                  three cocktail lounges, and

•                  an 8,000 square-foot spa/salon/fitness center, called the “Rock Spa.”

During December 2001, we completed an $8.0 million remodeling project of the 339 rooms in our original hotel tower.  The project was completed in two phases.  The first phase, including the rooms on floors 2 and 8 through 11, was completed during November and December 2000.  The second phase was completed during November and December 2001.  As of December 31, 2001, we have made approximately $5.6 million of cash payments related to the remodeling project.

In February 2000, we changed our financial reporting year-end to December 31.  Previously, our fiscal year ended on November 30.  As a result of this change, we are reporting the results of operations and cash flows of Hard Rock Hotel, Inc. for the years ended December 31, 2001, December 31, 2000, and November 30, 1999 and the one-month period ended December 31, 1999.

BUSINESS STRATEGY

Our business and marketing strategy for the Resort is to create a vibrant and energetic entertainment and gaming environment that primarily appeals to a customer base of youthful individuals.  We successfully use the Hard Rock theme, vibrant atmosphere and personalized service to differentiate the facility from the substantially larger “mega resorts” approximately one mile west on the Las Vegas Strip.  Key elements of our strategy include the following:

UNIQUE TARGET CLIENTELE.  We have successfully differentiated the Resort in the Las Vegas market by targeting a predominantly youthful and “hip” customer base, which management believes consists primarily of rock music fans and youthful individuals, as well as actors, musicians and other members of the entertainment industry.  We believe that these customers form a combined demographic group that continues to be underserved by competing facilities.

ENTERTAINMENT.  The Joint has hosted a variety of famous rock singers and popular music groups which in 2001 included, among others, Guns ‘N’ Roses, Tom Petty, Don Henley, Van Morrison, Sugar Ray, Bob Dylan, Jane’s Addiction, Dido, Depeche Mode, Stone Temple Pilots, Black Crows and K.D. Lang.  We believe that the Joint has become a favorite venue for musicians and guests due to its relatively small capacity and intimate atmosphere.

The Resort has in the past also hosted special events such as a post awards party for Fox Broadcasting’s Billboard Music Awards, The King of the Beach Invitational, a pro volleyball tournament, and VH-1’s Fairway To Heaven, a celebrity golf tournament.  We believe that The Joint’s concerts and the Resort’s special events generate significant worldwide publicity and reinforce the Resort’s marquee image and unique position in the Las Vegas marketplace.

GAMING MIX TARGETED TO CUSTOMER BASE.  As of December 31, 2001, the casino included 561 slot machines, 84 table games and a 1,200 square-foot race and sports book.  Our target gaming customer has a higher propensity to play table games and we strive to create a fun and enthusiastic gaming environment through the use of music themed gaming chips and playing surfaces and by promoting interaction between table game dealers and customers.  The casino also features the latest slot machines, some of which reflect the Resort’s rock music theme, as well as more traditional machines.

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

UNSURPASSED CUSTOMER SERVICE.  One of the cornerstones of our business strategy is to provide our customers with an extraordinary level of personal service.  Our management trains our employees to interact with guests and continually strives to instill in each employee a dedication to superior service designed to exceed guests’ expectations.  Mr. Morton is a visible proponent of the Resort’s emphasis on customer service and regularly speaks to employees and customers.  In addition, Mr. Morton and other members of management personally respond to suggestions made on comment cards placed in each of the Resort’s hotel rooms.

LOCATION

The Resort occupies one of the most highly visible and easily accessible sites in Las Vegas.  It is located on approximately 16.7 acres of land near the intersection of Paradise Road and Harmon Avenue, approximately two miles from McCarran International Airport and approximately one mile east of the Strip, the main tourist area in Las Vegas.  The Resort represents an attractive alternative for tourists, business travelers and locals who wish to avoid the crowds and congestion of the Strip, while maintaining close and easy access to the Strip.  We have agreements with major hotels and casinos and retail establishments pursuant to which shuttle services are provided between such locations and the Resort.  The Resort’s location is particularly attractive due to its proximity to:

•                  a high concentration of popular Las Vegas restaurants and nightclubs,

•                  the Las Vegas Convention Center,

•                  the Thomas & Mack Center at the University of Nevada Las Vegas, Las Vegas’ primary sporting and special events arena, and

•                  a number of non-gaming hotels, which have an aggregate of more than 1,000 guest rooms.

THE RESORT

The Resort currently consists of the hotel, casino, retail store, Baby’s nightclub, banquet facility, The Joint, beach club, five restaurants, three cocktail lounges, Rock Spa and a Starbucks.

THE HOTEL.  The hotel’s eleven-story tower houses 657 spacious hotel rooms, including 594 guest rooms and 63 suites.  The guest rooms and deluxe suites average approximately 500 square feet in size, which is larger than the size of the average Las Vegas hotel room.  Consistent with the Resort’s distinctive decor, the hotel rooms are stylishly furnished with modern furniture, stainless steel bathroom sinks, pedestal beds with leather headboards and black-and-white photos of famous rock musicians.  The rooms also include special amenities such as large 27-inch screen televisions with high speed internet access, stereo systems and French doors that open to the outdoors.  A full-service concierge and 24-hour room service are available to all guests of the hotel.

The following table illustrates certain historical information relating to the hotel for the last three fiscal years:

	Year Ended			Month Ended
	December 31, 2001	December 31, 2000	November 30, 1999	December 31, 1999
Number of hotel rooms	657	657	657	657
Average occupancy rate (1)	94.1%	94.8%	94.5%	72.1%
Average daily rate (1)	$112	$109	$97	$99

(1)    Includes rooms provided on a complimentary basis

THE CASINO.  The innovative, distinctive style of the 30,000 square-foot circular casino is a major attraction for both Las Vegas visitors and local residents.  The casino is designed with an innovative circular layout around the elevated Center Bar, which allows the casino’s patrons to see and be seen from nearly every area of the casino.  Rock music is played continuously to provide the casino with an energetic and entertaining, club-like atmosphere.  In addition, the casino promotes a friendly, intimate atmosphere by encouraging its employees to smile at and interact with casino players.  Dealers, for example, are encouraged to “High Five” winning players.

The casino houses 84 table games including Blackjack, Craps, Roulette, Caribbean Stud Poker, Baccarat, Mini-Baccarat and Pai-Gow Poker, 561 slot and video machines, an approximate 1,200 square-foot race and sports book as well as the 2,000 square-foot Center Bar.  Some of the casino’s gaming equipment is periodically themed to coincide with various events.  Examples include: slot machines and gaming chips featuring Playboy artwork that were introduced in March 2001 to coincide with the release of Playboys “Girls of the Hard Rock” April magazine issue and video at a premier event held in the

Joint; and 21 game table layouts, slot machines and gaming chips themed with Rocky Horror Picture Show graphics to coincide with the movie’s 25th Anniversary Celebration held in the Joint.  The casino also offers patrons other attractions, such as cutting edge slot technology, proprietary slot graphics, distinctive slot signage, guitar-neck-shaped levers on certain slot machines and piano-like roulette tables complete with keyboards.

RETAIL.  The Resort’s retail operations consist of the Retail Store, a 3,600 square-foot retail shop, located at the Resort, and sales through our Internet web site.  Visitors may purchase shirts, hats, pins, golf bags, children’s clothing, stationary, leather jackets, collectible pin sets, sundry items and a variety of other merchandise displaying the popular “Hard Rock Hotel” and “HRH” logos from the Retail Store, through the web site and from a sundry store located in the Resort.  Our retail operations offer a convenient and inexpensive outlet to market and advertise the “Hard Rock Hotel” trademark and attract other Las Vegas visitors to the Resort.  Our in-house design team is responsible for maintaining the consistency of the Resort’s image while creating new merchandise to expand and diversify the retail selection.

BABY’S.  Baby’s is an approximately 11,500 square-foot facility, with an 800 person capacity, featuring three rooms on two levels, including a sunken dance floor, three bars and state-of-the-art lighting and sound equipment.  We fly popular and innovative DJs in from all around the country to provide the proper entertainment to attract our target clientele.

BANQUET FACILITY.  Our 6,000 square-foot conference center and entertainment area has capacity for 390 persons.  The state-of-the-art facility is located adjacent to the Beach Club area and can accommodate one large event/group and has the capability of being separated into three distinct 2,000 square-foot areas.

THE JOINT.  As a live music venue with capacity for 2,050 persons, The Joint successfully draws audiences from Las Vegas visitors and from the local Las Vegas population.  We believe that as a result of hosting concerts by famous musicians which in 2001 included, among others, Guns ‘N’ Roses, Tom Petty, Don Henley, Van Morrison, Sugar Ray, Bob Dylan, Jane’s Addiction, Dido, Depeche Mode, Stone Temple Pilots, Black Crows and K.D. Lang, the Joint has become a premier venue in Las Vegas for live popular music.  We also believe that the Joint has become a favorite venue for musicians and guests due to its relatively small capacity and intimate atmosphere.  The Resort has in the past also hosted special events such as a post awards party for Fox Broadcasting’s Billboard Music Awards, The King of the Beach Invitational, a pro volleyball tournament, and VH-1’s Fairway To Heaven, a celebrity golf tournament.  We believe that The Joint’s concerts and the Resort’s special events generate significant worldwide publicity, reinforce the Resort’s marquee image and unique position in the Las Vegas marketplace and provide an added source of visitors for the hotel, casino, retail and food and beverage operations.

THE BEACH CLUB.  The Beach Club features a 300-foot long, sand bottomed pool with a water slide, a running stream and underwater rock music.  The Beach Club also features beaches with white sand imported from Monterey, California, rock outcroppings and whirlpools.  In addition, the Beach Club features swim-up blackjack, a Beach Club bar and grill, 53 Tahitian-style private cabanas, and a removable dance floor that extends from one of the beach areas, providing the perfect party space amid thousands of tons of imported sand.  The private cabanas include water misters, a refrigerator, a television and (for an additional fee) an on-site massage service.

FOOD AND BEVERAGE.  The Resort offers its patrons a selection of high-quality food and beverages at multiple price points.  The Resort’s food and beverage operations include five restaurants (AJ’s Steakhouse, Pink Taco, Mortoni’s, Mr. Lucky’s, and Nobu), three bars in the casino (the Las Vegas Lounge, Sports Deluxe and Center Bar), three bars in The Joint, a bar at the Beach Club and catering service for corporate events, conventions, banquets and parties.  The Counter restaurant was closed permanently and has been replaced by a Starbucks coffee bar that opened during July 2001.  AJ’s Steakhouse, with seating capacity for approximately 100 persons, is reminiscent of classic steakhouses that reigned in 60’s Las Vegas, with an open kitchen, and serves prime Chicago stockyard beef.  Pink Taco, with seating capacity of approximately 150 persons, is a hip authentic Mexican eatery with seasonal outside dining.  Mortoni’s, an elegant restaurant with seating capacity for approximately 110 persons, serves upscale Italian cuisine.  Mr. Lucky’s, a 24-hour restaurant with seating capacity for approximately 200 persons, specializes in high-quality, moderately priced American cuisine.  Nobu, with seating capacity of approximately 120 persons, is a ground breaking temple of Japanese cuisine with Latin American influences created by Master Chef Nobu Matsuhisa and owned and operated independently of the Resort.

Both the 1,800 square-foot Las Vegas Lounge and the 1,963 square-foot Center Bar have become popular with both Las Vegas tourists and local residents who are attracted to the Resort’s entertainment and vibrant, energetic atmosphere.  As a result, these bars frequently reach their service capacity on weekends, holidays and when special events and concerts are held in The Joint or at the Beach Club.  In addition, The Joint and the Beach Club offer their customers a limited selection of menu items and beverages.

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

MARKETING

Our marketing efforts are targeted at both the visitor market (tourists and business travelers) as well as local patrons.  Our marketing department uses both traditional and innovative marketing strategies to promote the “Hard Rock Hotel” and “Hard Rock Casino” trademarks.  We employ targeted marketing programs through use of our database, which contains approximately 867,000 names.  The Resort is aggressively marketed not only through domestic and international public relations activities, direct mail, print, radio and television advertising, but also through special arrangements with various members of the entertainment industry.  For example, in January 2001, Howard Stern broadcasted live from the casino following the Superbowl, reaching approximately 20 million of his listeners, during which his show’s sponsors provided for a $100,000 blackjack bet for charity and in March 2001 Playboy released its April magazine issue and a video each featuring “Girls of the Hard Rock.”  In addition, for the past four years we have provided a number of rooms for the BILLBOARD Music Awards televised on Fox Network TV in exchange for frequent media exposure during the telecast.  The Resort also hosts many well-publicized and often televised events such as segments of, and the post-awards party for, the Major League Baseball’s Players Choice Awards, VH-1’s Fairway to Heaven Celebrity Golf Tournament, and the King of the Beach Pro Volleyball Tournament.  We believe that these types of events are held at the Resort because its stylish and distinctive atmosphere is consistent with the theme of the events.  The events, in turn, reinforce the Resort’s image as a destination resort among its target clientele.  The concerts in The Joint by popular artists, some of which have been televised, are another form of promotional activity that reinforces the Resort’s image.

The casino marketing staff has developed the Back Stage Pass program for visitors to the casino.  The Back Stage Pass is a casino player tracking card.  The program, which is available to all casino visitors, tracks each patron’s gaming record, and based on the level of gaming activity, members may become eligible for discounted or complimentary services, invitations to special events and merchandise at the Resort.  Every visitor who joins the Back Stage Pass program receives a Six-Pac of coupons redeemable at the Resort.  The coupons are redeemable for certain items available at the Resort such as a complimentary shot glass or a reduced weekday room rate.

Management targets local residents through direct mail advertising as well as through hosting special events and parties specifically geared to the local population.  In addition, management believes the off-Strip location and close proximity to a variety of restaurants and nightclubs attracts local residents to the Resort.

TRADEMARKS

Hard Rock Hotel-Registered Trademark- and Hard Rock Casino-Registered Trademark- are registered trademarks of a wholly owned subsidiary of Rank Organization plc.  Upon the sale of Mr. Morton’s interest in the Hard Rock Cafes to Rank, in June 1996, Mr. Morton and Rank entered into a trademark licensing agreement pursuant to which Rank granted to Mr. Morton an exclusive, perpetual, royalty-free license (subject to certain termination provisions designed to protect the quality of the trademarks) to use the “Hard Rock Hotel” and “Hard Rock Casino” trademarks in connection with hotel casinos and casinos in the “Morton Territory” areas of the United States west of the Mississippi River plus Illinois and Louisiana, but excluding Texas (other than Houston), and in Australia, Brazil, Israel, Venezuela and metropolitan Vancouver, British Columbia.  Mr. Morton has sublicensed to us the right to use the “Hard Rock Hotel” and “Hard Rock Casino” trademarks at the Resort’s location in Las Vegas (subject to certain termination provisions designed to protect the quality of the trademarks) for a term lasting as long as we shall have any outstanding indebtedness pursuant to our outstanding 9 1/4% Senior Subordinated Notes due 2005 or our current credit facility.

LAS VEGAS MARKET

Las Vegas is one of the fastest growing and largest entertainment markets in the United States.  For fiscal year 2001, gaming revenues in Clark County reached $7.6 billion.  The number of visitors traveling to Las Vegas was approximately 35.0 million in 2001, representing a compound annual growth rate of 5.6% since 1988’s 17.2 million visitors.  Aggregate expenditures by Las Vegas visitors increased at a compound annual growth rate of 9.3% from $10.0 billion in 1988 to $31.6 billion in 2001.  The number of hotel and motel rooms in Las Vegas increased at a compound annual growth rate of 5.4% from 67,391 in 1989 to 126,610 in 2001.  We believe that the addition of quality themed hotel casinos and resorts during recent years will continue to increase visitor traffic to Las Vegas and we will benefit in particular due to our unique niche and proximity to the Strip.

The following table sets forth certain statistical information for the Las Vegas market for the years 1997 through 2001, as reported by the Las Vegas Convention and Visitor Authority.

LAS VEGAS MARKET STATISTICS

	2001	2000	1999	1998	1997
Visitor Volume (in thousands)	35,017	35,850	33,809	30,605	30,465
Clark County Gaming Revenues (in millions)	$7,632	$7,671	$7,209	$6,347	$6,152
Hotel/Motel Rooms	126,610	124,270	120,294	109,365	105,347
Airport Passenger Traffic (in thousands)	35,204	36,866	33,669	30,227	30,306
Convention Attendance (in thousands)	4,049	3,853	3,773	3,302	3,519

COMPETITION

The Resort, located less than one mile east of the Strip, competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size.  Currently, there are approximately 30 major gaming properties located on or near the Strip, 13 additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas.  Many of the competing properties, such as the Rio, Mandalay Bay, Paris, The Venetian, The Mirage, Treasure Island, Caesar’s Place, Luxor, New York-New York, Bellagio, Aladdin, the Palms and the MGM Grand have themes and attractions which draw a significant number of visitors and directly compete with our operations.  Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than us and market to the same target demographic group as we do.  Furthermore, additional hotel casinos, containing a significant number of hotel rooms, are expected to open in Las Vegas within the coming years.  There can be no assurance that the Las Vegas market will continue to grow or that hotel casino resorts will continue to be popular, and a decline or leveling off of the growth or popularity of such facilities would adversely affect our financial condition and results of operations.

We will also face competition from competing “Hard Rock” hotels and hotel casinos that may be established in jurisdictions other than Las Vegas.  We have the exclusive right to use the “Hard Rock Hotel” and “Hard Rock Casino” trademarks only in connection with the Resort in Las Vegas.  Mr. Morton holds the exclusive rights to exploit such trademarks in connection with hotel casinos and casinos in other parts of the Morton Territory, and Rank holds such rights in the remainder of the world.  Neither Mr. Morton nor Rank may open a hotel/casino or casino using the “Hard Rock” name in Las Vegas.  Rank has the right to open hotels (without casinos) using the “Hard Rock” name anywhere outside of the State of Nevada.

To a lesser extent, the Resort competes with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, and in Atlantic City, New Jersey.  The Resort also competes with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, Internet gaming ventures and international gaming operations.  In 1998, California enacted The Tribal Government Gaming and Economic Self-Sufficiency Act (the “Tribal Act”).  The Tribal Act provides a mechanism for federally recognized Native American tribes to conduct certain types of gaming on their land.  The California electorate approved Proposition 1A on March 7, 2000.  Proposition 1A gives all California Indian tribes the right to operate a limited number of certain kinds of gaming machines and other forms of casino wagering on California Indian reservations.  Continued proliferation of gaming activities permitted by Proposition 1A may materially negatively affect Nevada gaming markets and our financial position and results of operations.  Management is unable, however, to assess the magnitude of the impact on us.  See “Risk Factors-Recently Enacted and Possible Legislation.”

EMPLOYEES

As of December 31, 2001, we had approximately 1,075 full-time employees and 410 on-call employees who are employed on an as-needed basis.  None of our employees are members of unions; however, various unions have been aggressively soliciting new members in Las Vegas.  We cannot assure that one or more unions will not approach our employees.  We consider our relations with our employees to be good and have never experienced an organized work stoppage, strike or labor dispute.

REGULATION AND LICENSING

The ownership and operation of casino gaming facilities in Nevada are subject to:  (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively the “Nevada Act”); and (ii) various local regulations.  Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”) and the Clark County Liquor and Gaming Licensing Board (the “CCLGLB” and, together with the Nevada Commission and the Nevada Board, the “Nevada Gaming Authorities”).

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees.  Changes in such laws, regulations and procedures could have an adverse effect on the Company’s gaming operations.

The Company is required to be licensed by the Nevada Gaming Authorities.  The gaming license requires the periodic payment of fees and taxes and is not transferable.  No person may become a stockholder of, or receive any percentage of profits from the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities.  The Company has obtained from the Nevada Gaming Authorities the various approvals, permits and licenses required in order to engage in its current gaming activities in Nevada.  The Company has received, subject to certain conditions, all additional approvals, registrations and regulation waivers that were required for the issuance of up to $120,000,000 aggregate principal amount of 9 1/4% Senior Subordinated Notes due 2005 (the “Notes”).

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee.  Officers, directors and some of the key employees of the Company must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable.  A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation in which the burden of proving one’s suitability is always on the applicant.  The applicant for licensing or a finding of suitability must pay all the costs of the investigation.  Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability for license, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

If it were determined that the Nevada Act was violated by the Company, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures.  In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission.  Further, a supervisor could be appointed by the Nevada Commission to operate the Company’s gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the Company’s gaming properties) could be forfeited to the State of Nevada.  Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company’s gaming operations.

Notwithstanding the Company’s status as a publicly registered corporation, prior approval of the Nevada Gaming Authorities is required to acquire any of the Company’s voting securities, regardless of the number of shares owned.  Additionally, the beneficial owners of the Class A common stock and the Class B common stock of the Company are prohibited from selling, assigning, transferring, pledging or otherwise disposing of such stock without the prior approval of the Nevada Commission.  Each holder shall be required to file an application, be investigated, and have his suitability as a beneficial owner of our equity securities determined.  The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act provides that each person who acquires, directly or indirectly, beneficial ownership of any debt security in a publicly registered corporation which is registered with the Nevada Commission (a “Registered Corporation”) may be required to be found suitable if the Nevada Commission has reason to believe that the acquisition of such debt security would otherwise be inconsistent with the declared policy of the State of Nevada.

Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires not more than 15%, of a Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for “investment purposes only.”  An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only.  Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.  If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.  The applicant is required to pay all costs of investigation.  Under certain circumstances, the Nevada Commission may find that an entity qualifies as an “institutional investor” even if the interest held is not in a publicly registered company.  However, the same maximum investment of 15% of the equity would remain.

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

The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation.  If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, he shall not hold, directly or indirectly, the debt security of the publicly registered company, beyond the time prescribed by the Nevada Commission.  The Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting rights by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

The Company is required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time.  If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities.  A failure to make such disclosure may be grounds for finding the record holder unsuitable.  The Company is also required to render maximum assistance in determining the identity of the beneficial owner.  The Nevada Commission has the power to require the Company’s stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.  Due to the fact that the Company is a corporate gaming licensee, the Company’s stock certificates carry a restrictive legend indicating the Company’s stock is subject to the Nevada Act.  Furthermore, any negative covenant that restricts the transfer of the stock of a corporate licensee may require the prior approval of the Nevada Commission.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses, and Registered Corporations that are affiliated with these operations, may be injurious to stable and productive corporate gaming.  The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs.  Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated.  The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company’s Board of Directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purposes of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted.  Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; (iii) the number of table games operated; or (iv) a percentage of the room rate charged for each occupied room.  A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (each a “Licensee”), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the ongoing expenses of investigation by the Nevada Board of their participation in such foreign gaming.  The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission.  Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act.  Licensees are also subject to disciplinary action by the Nevada Commission if the Licensee knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

RISK FACTORS

Some of the risks we are subject to include:

OUR SIGNIFICANT LEVERAGE WILL SEVERELY RESTRICT OUR FINANCING OPTIONS AND WILL RESULT IN HIGH INTEREST PAYMENTS

We are highly leveraged.  In 2001 we recorded net income of $2.8 million.  We recorded net losses in the four prior years.  As of December 31, 2001, our total long-term debt, including the current portion, was $148.7 million.  As of December 31, 2001, we have $12.1 million of available borrowings under our credit facility.  The consequences of our leverage include, but are not limited to, the following:

•                  upon full use of our current credit facility, interest payments will be approximately $13.4 million per year, $18.7 million per year including cumulative dividends on our preferred stock that will accrue if not paid , and which will require a substantial portion of our expected annual cash from operations,

•                  our ability to obtain additional financing in the future for working capital, capital expenditures, development financing or other purposes may be limited, and

•                  we will be susceptible to adverse changes in the economy and the Las Vegas gaming market.

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

If we are unable to generate sufficient cash from our future operations to satisfy any debt service requirements, or to pay our debts as they mature, we would be required to explore alternatives, such as seeking additional debt or equity financing, reducing or delaying capital expenditures or selling material assets or operations.  We cannot assure that we would be successful in implementing any of these alternatives, if necessary.  Also, Nevada law contains certain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions.  These restrictions, which are described in “Business-Regulation and Licensing” and “-Government Regulation” could cause delays in obtaining necessary capital.

OUR FAILURE TO SATISFY OUR OBLIGATIONS UNDER OUR CREDIT FACILITY COULD RESULT IN THE LOSS OF SUBSTANTIALLY ALL OF OUR ASSETS

We are dependent on the availability of our credit facility to fund our continued operations.  If we default on our indebtedness, either by failing to make required payments or by breaching a covenant, the lenders under the credit facility could elect to:

•                  declare all borrowings to be due and payable, together with accrued and unpaid interest, and

•                  terminate their commitments.

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

Borrowings under the credit facility bear interest at floating rates based on the Federal Funds Rate, the prime lending rate or LIBOR.  Increases in interest rates on indebtedness under the credit facility would increase our interest payment obligations and could adversely effect our business and results of operations.  For more information, see “Quantitative and Qualitative Disclosures About Market Risk.”

WE ARE SUBJECT TO INTENSE LOCAL COMPETITION THAT COULD HINDER OUR ABILITY TO OPERATE PROFITABLY

Our success is dependent upon the success of the Resort and its continuing ability to attract visitors and operate profitably.  However, our operations are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control.

The Resort, located less than one mile east of the Strip, competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size.  See “Business-Competition.”

WE ALSO FACE COMPETITION FROM GAMBLING VENUES LOCATED IN OTHER PARTS OF THE COUNTRY AND POTENTIALLY FROM OTHER “HARD ROCK” ENTERPRISES

We will also face competition from competing “Hard Rock” hotels and casinos that may be established in jurisdictions other than Las Vegas.  We cannot assure that the development by Rank or Mr. Morton of other hotels and casinos using names that include the phrase “Hard Rock” outside of Las Vegas will not adversely affect us.  See “Business -Competition” and “-Use of the ‘Hard Rock’ Brand Names by Entities Other Than Us Could Damage Our Business and Hurt Our Results of Operations.”

To a lesser extent, we compete with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, Atlantic City, New Jersey and other parts of the United States.  We also compete with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, Internet gaming ventures and international gaming operations.  See “Business-Competition.” Continued proliferation of gaming activities could significantly and adversely affect our business and results of operations.  See “-Recently Enacted and Possible Legislation Governing Gambling Activities Could Materially and Adversely Affect Our Business.”

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

All of our revenues are generated from the Resort.  Our results of operations are dependent on conditions in Las Vegas and, indirectly, Southern California, where many of the Resort’s targeted customers reside.  A decline in the local economies of Las Vegas or Southern California could have a negative effect on our business and results of operations.  Recent electrical energy shortages, and possible rate increases in California could also adversely affect our financial results.  In addition, because Las Vegas draws from a national and international tourist base, a downturn in the domestic or global economies could have a negative effect on our business and results of operations.  Furthermore, due to our single location, we are subject to greater risks than a more diversified hotel and casino resort operator.

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

WE RELY ON KEY PERSONNEL, THE LOSS OF THE SERVICES OF WHICH WOULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

Our ability to operate successfully and competitively is dependent, in part, upon the continued services of certain of our employees, particularly Peter Morton, Chairman of the Board, Chief Executive Officer and Secretary.  In the event that Mr. Morton were to leave us, we might not be able to find a suitable replacement.  We believe that the loss of services by Mr. Morton could have a material adverse effect on us.  We do not maintain key man life insurance for any officer or director, including Mr. Morton.  Mr. Morton has several outside business interests and may have additional business interests in the future.  Although Mr. Morton currently spends substantially all of his business time on our business and operations, we cannot assure that he will do so in the future.

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

LACK OF SIGNIFICANT OPERATING HISTORY WITH CURRENT MANAGEMENT

We have independently operated the Resort for only a little over four years.  During the past year, our Senior Vice President and General Manager resigned.  Subsequent to year end, our Board of Directors appointed a new President and Chief Operating Officer.  Our continued success will depend on the successful management by this new officer of our operations.  We cannot assure that our new President will be able to successfully manage our operations effectively.

OUR OPERATIONS HAVE HISTORICALLY RESULTED IN NET LOSSES APPLICABLE TO COMMON SHAREHOLDERS

We recorded net losses applicable to common shareholders for the past five fiscal years.  The $4.7 net loss applicable to common shareholders for the year ended December 31, 2000 is attributable in part to the settlement of certain litigation and claims and to disruption from the remodeling of a portion of the hotel rooms in the Resort’s original hotel tower.  The net loss applicable to common shareholders of $12.5 million for fiscal year 1999 is largely attributable to a $5.0 million write-off of pre-opening expenses and decreased revenues resulting from disruption caused by construction of the Expansion.  The net loss for the fiscal year ended November 30, 1998 of $3.7 million is largely attributable to the write-off of loan fees of $3.5 million associated with the termination of our old credit facility and a $1.5 million write-off of legal fees associated with employment litigation.  The net loss for the fiscal year ended November 30, 1997 of $17.5 million is largely attributable to the $24.7 million non-recurring charge we paid in connection with the termination of the management agreement with Harveys Casino Resorts.  We cannot assure that we will not post a net loss in the future.

USE OF THE “HARD ROCK” BRAND NAMES BY ENTITIES OTHER THAN US COULD DAMAGE OUR BUSINESS AND HURT OUR RESULTS OF OPERATIONS

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

In addition, although we have obtained the exclusive right to use and develop the “Hard Rock Hotel” and “Hard Rock Casino” trademarks in connection with the Resort in Las Vegas, a subsidiary of Rank is the sole owner of the rights to the “Hard Rock Cafe,” “Hard Rock Hotel” and “Hard Rock Casino” trademarks.  As a result, Rank or its licensee can exploit the “Hard Rock” name and logo, other than in connection with hotel casinos and casinos in the Morton Territory, including marketing “Hard Rock” merchandise, anywhere in the world.  There can be no assurance that our business and results of operations will not be adversely affected by the management of the “Hard Rock” brand name.

GOVERNMENT REGULATION

The gaming operations and the ownership of our securities are subject to extensive regulation by the Nevada Gaming Authorities.  See “Business- Regulation and Licensing.”  The Nevada Gaming Authorities have broad authority with respect to licensing and registration of entities and individuals involved with the Company.

Although the Company currently holds a gaming license issued by the Nevada Gaming Authorities, the Nevada Gaming Authorities may, upon the violation of a gaming law or regulation and after disciplinary complaint and public hearing, among other things, revoke, suspend, limit or condition the gaming license of any corporate entity (a “Corporate Licensee”) or the registration of a Registered Corporation or any entity registered as a holding company of a Corporate Licensee or fine each person or entity or both up to $250,000 for each violation.  In addition, the Nevada Gaming Authorities may revoke the license or finding of suitability of any officer, director, controlling person, shareholder, noteholder or key employee of a licensed or registered entity.  If the Company’s gaming licenses and/or registrations were revoked for any reason, the Nevada Gaming Authorities could require the closing of the Company’s gaming operations, which would result in a material adverse effect on the Company’s business.  The Company has been licensed and certain of the Company’s officers, directors, shareholders and key employees either have been found suitable or have applied for findings of suitability with, the Nevada Gaming Authorities.

The Company has been served with an Order to Show Cause why a complaint should not be filed with the Nevada Gaming Commission pursuant to NRS 463.312 and NGC Regulation 7 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  The Company has responded to the Order to Show Cause and received correspondence from the gaming authorities that all issues related to their audit have been resolved; however, further response from the Company is necessary regarding certain operational issues.

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

WE ARE SUBJECT TO ENVIRONMENTAL RISKS AND REGULATION WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS

We have engaged in real estate development projects and have owned and operated several parcels of real estate.  As a result, we are subject to various federal, state and local laws and regulations that make us liable for the costs of cleaning up, and other costs relating to, releases of hazardous substances on our property or at property to which we have sent solid or hazardous wastes.  The types of activities that can lead to environmental liability include discharges to air and water, and handling and disposal of solid and hazardous waste.  Environmental laws and regulations may impose liability regardless of whether the owner or operator caused or even knew of the contamination, and in some cases, one’s liability could exceed the value of the property itself.  The presence of hazardous substances, or the failure to properly remediate any resulting contamination, may inhibit our ability to sell, lease or operate the property or to borrow using the property as collateral.  We do not have environmental liability insurance to cover such events.  Although there can be no assurance, we are not aware of any condition at any of our current or past properties that would have a material adverse effect on our business or results of operations.

RECENTLY ENACTED AND POSSIBLE LEGISLATION GOVERNING GAMBLING ACTIVITIES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

We also compete to some extent with casinos in other states, riverboat and Native American gaming ventures, state–sponsored lotteries, on- and off-track wagering, card parlors and other forms of legalized gaming in the United States, as well as with gaming on cruise ships and international gaming operations.  In addition, certain states have recently legalized or are considering legalizing casino gaming in specific geographical areas within those states. Any future development of casinos, lotteries or other forms of gaming in other states, particularly areas close to Nevada, such as California, could have a material adverse effect on our results of operations.

The number of casinos on Indian lands has increased since the enactment of the Indian Gaming Regulatory Act of 1988.  The voters in the State of California addressed this issue on March 7, 2000 when they voted in favor of Proposition 1A, an amendment to the California State constitution that allows Las Vegas-style gaming on Indian lands in the state.  A number of Native American tribes have already signed and others have begun negotiating gaming compacts with the State of California.  If the compacts are subsequently approved by the federal government, Las Vegas-style gaming will be legal in California on those tribal lands.  At this time, we cannot determine the impact this will have on our business.  While new gaming jurisdictions have traditionally not materially impacted Las Vegas, the potential expansion of gaming into California poses a more serious threat to the continued growth of Las Vegas.

The National Gambling Impact Study Commission’s recommendations may adversely affect the gaming industry and our operations.  A National Gambling Impact Study Commission was established by the U.S.  Congress to conduct a comprehensive study of the social and economic impact of legal gaming in the U.S.  On April 28, 1999, the National Commission voted to recommend that the expansion of gaming be curtailed.  In June 1999, the National Commission issued a final report of its findings and conclusions, together with recommendations for legislative and administrative actions.

The United States Congress is presently considering a bill that stems from a recommendation of the National Commission.  This bill proposes to completely ban betting on college and amateur sports in the United States, including Nevada, and if enacted into law, would adversely effect the gaming industry and materially and adversely impact our business and results of operations.

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our common stock.

As of March 29, 2002, there was one holder of record of our Class A Common Stock and eleven holders of record of our Class B Common Stock.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Our outstanding preferred stock and current debt limit our ability to pay dividends.  We currently intend to retain future earnings to help fund the development and growth of our business and to reduce the outstanding indebtedness.

On August 31, October 1, October 29 and November 2, 1999 we issued and sold $2.5 million, $5.5 million, $2.0 million and $18.0 million, respectively, aggregate of our 9 1/4% Series A Cumulative Preferred Stock to Mr. Morton.  The issuance of the 9 1/4% Series A Cumulative Preferred Stock was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, because Mr. Morton purchased the shares for his own account and not with a view to distribution.  The net proceeds from these sales of preferred stock were an aggregate of $28.0 million.  These sales were not underwritten.

We used the net proceeds from these sales of preferred stock to pay for construction related payables, to reduce amounts outstanding under our current credit facility and for general corporate expenditures.

On May 30, 2000, we issued $20.0 million of our 9 1/4% Series B Cumulative Preferred Stock to Desert Rock, Inc., a Nevada corporation, an entity wholly owned by Peter Morton.  The issuance of the 9 1/4% Series B Cumulative Preferred Stock was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, because Desert Rock, Inc. purchased the share for its own account and not with a view to distribution.  The 9 1/4% Series B Cumulative Preferred Stock contains terms substantially the same our 9 1/4% Series A Cumulative Preferred Stock.  Proceeds from the issuance of the $20.0 million of 9 1/4% Series B Cumulative Preferred Stock were used to reduce the outstanding borrowings under our credit facility.  In conjunction with the $20 million reduction of our outstanding borrowings under our credit facility, we reduced our commitment amount available under our credit facility to $42.0 million.  The $42.0 million commitment began reducing by $2.0 million on the last day of each fiscal quarter commencing September 30, 2001, and further reducing, beginning September 30, 2001 and on each succeeding September 30, by 50% of excess cash flow, as defined, for the then most recently completed fiscal year until it reaches $25 million.  The December 31, 2001 reduction has been waived and accordingly the commitment under our credit facility was $40 million as of December 31, 2001.

ITEM 6.                  SELECTED CONSOLIDATED FINANCIAL DATA

Our selected historical income statement data set forth below for the year ended December 31, 2001 and the selected historical balance sheet data set forth below at December 31, 2001 have been derived from our Financial Statements which have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere herein.  Our selected historical income statement data set forth below for fiscal years 2000 and 1999 and the one-month period ended December 31, 1999, and the selected historical balance sheet data set forth below at December 31, 2000, have been derived from our Financial Statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein.  Our selected historical income statement data set forth below for fiscal years 1998 and 1997 and the selected historical balance sheet data set forth below at November 30, 1999, 1998 and 1997 have been derived from our Ernst & Young LLP audited Financial Statements not included herein.  The selected financial and operating data set forth below should be read in conjunction with the Financial Statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended (in thousands, except per share data)					Month Ended
	December 31, 2001	December 31, 2000	November 30, 1999	November 30, 1998	November 30, 1997	December 31, 1999
INCOME STATEMENT DATA:
REVENUES:
Casino	$49,888	$53,476	$37,155	$36,070	$35,395	$1,821
Lodging	26,315	26,372	18,860	12,988	12,919	1,567
Food and beverage	38,188	35,611	24,488	18,973	16,704	2,252
Retail	8,868	9,679	11,492	11,714	15,404	804
Other income	7,056	5,628	4,284	2,109	2,076	443
Less: complimentaries	(10,103)	(10,936)	(7,872)	(6,189)	(5,450)	(850)
Net revenues	120,212	119,830	88,407	75,665	77,048	6,037
COSTS AND EXPENSES:
Casino	30,917	28,635	21,999	18,640	17,921	2,589
Lodging	7,149	7,177	5,360	3,953	4,149	578
Food and beverage	20,311	20,173	15,428	11,405	10,360	1,384
Retail	3,867	4,115	5,232	5,503	7,102	429
Other	3,521	3,285	2,121	952	943	176
Marketing	4,519	5,329	4,408	4,252	3,174	409
Related party expenses	3,544	3,755	2,799	2,414	1,813	278
General and administrative	16,281	19,050	13,022	12,193	13,327	1,893
Depreciation and amortization	12,088	12,138	10,527	5,747	5,503	1,220
Pre-opening expenses	—	—	5,038	—	—	—
Charge for termination of Management Agreement (3)	—	—	—	—	24,715	—
Total Costs and expenses	102,197	103,657	85,934	65,059	89,007	8,956
INCOME (LOSS) FROM OPERATIONS	18,015	16,173	2,473	10,606	(11,959)	(2,919)
Interest expense, net	(15,127)	(16,727)	(14,679)	(10,766)	(5,585)	(1,539)
Other expenses, net	(72)	(393)	(28)	—	(32)	(36)
Income (loss) before income tax provision (benefit) and extraordinary loss	2,816	(947)	(12,234)	(160)	(17,576)	(4,494)
Income tax provision (benefit)	—	—	—	—	(1,168)	—
Income (loss) before extraordinary loss	2,816	(947)	(12,234)	(160)	(16,408)	(4,494)
Extraordinary loss (4)	—	—	—	(3,496)	(1,081)	—
Net income (loss)	2,816	(947)	(12,234)	(3,656)	(17,489)	(4,494)
Preferred stock dividends	(4,950)	(3,791)	(297)	—	—	(218)
Loss applicable to common shareholders	$(2,134)	$(4,738)	$(12,531)	$(3,656)	$(17,489)	$(4,712)
Basic and diluted net loss per share applicable to common shareholders	$(28.07)	$(62.32)	$(164.83)	$(48.09)	$(143.84)	$(61.98)
Weighted average number of common shares outstanding	76,023	76,023	76,023	76,023	121,586	76,023
OTHER DATA:
Capital expenditures (1)	$4,328	$7,271	$68,275	$39,802	$2,557	$1,122
Depreciation and amortization	$12,088	$12,138	$10,527	$5,747	$5,503	$1,220
Ratio of earnings to fixed charges (2)	1.17:1.00	—	—	—	—	—
BALANCE SHEET DATA:
Cash and cash equivalents	$8,591	$7,979	$2,039	$4,568	$4,214
Total assets	$189,775	$199,013	$199,912	$142,394	$109,556
Total debt	$148,683	$157,500	$179,093	$130,699	$106,013
Preferred stock, Series A	$34,167	$31,213	$28,297	$—	$—
Preferred stock, Series B	$23,088	$21,092	$—	$—	$—
Shareholders’ deficiency (3)	$(35,707)	$(33,573)	$(24,123)	$(11,592)	$(7,936)

(1)                                  Capital expenditures for 2001 exclude $0.8 million of non-cash additions.

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

(3)                                  Effective October 24, 1997, the Company redeemed Harveys’ 40% equity interest in the Company and its rights under the Management Agreement for $45 million.  The Company accounted for this transaction in its November 30, 1997 financial statements with a $21.2 million charge to paid-in-capital and a $24.7 million charge to expense (which amounts include $0.9 million in related transaction costs).

(4)                                  In connection with securing expansion financing in 1998, we wrote off $3.5 million in unamortized loan fee costs associated with the retirement of our old credit facility.  In connection with securing financing in 1997, we wrote off $1.1 million in unamortized loan fee costs associated with the retirement of our previous credit facility.  These write-offs were recorded as extraordinary losses.

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, OUR FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

Our sole business is the operation of the Resort.  During the year ended December 31, 2001, 38% of the Resort’s gross revenues were derived from gaming operations, 29% from food and beverage, 20% from lodging, and 13% from retail and other sales.  Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury, boutique hotel.

MANAGEMENT CHANGES

On September 26, 2001, Rick Richards, the former Senior Vice President and General Manager of the Company, resigned his employment relationship with the Company.

On December 31, 2001, Brian Ogaz was appointed to the position of Senior Vice President of the Company.  Since 1986, Mr. Ogaz has held various positions for several companies controlled by Peter Morton, our Chairman, Chief Executive Officer and Secretary.  Mr. Ogaz held the position of Vice President of Finance of Hard Rock Café America and related entities from 1986 to 1996.  Prior to 1986, he was employed as Chief Financial Officer of Kings Road Entertainment for one year and as an accountant for Ernst & Whinney for three years.

On February 27, 2002, Peter Morton relinquished his office as President of the Company, remaining its Chairman of the Board, Chief Executive Officer and Secretary.  Effective thereupon, our Board of Directors appointed Don Marrandino to the position of President and Chief Operating Officer of the Company.  Mr. Marrandino held the position of President for Station Casinos, Inc.’s eastern Las Vegas operations.  Prior to working at Station Casinos, he worked at the Rio Hotel and Casino for six years where he eventually became the General Manager.

IMPACT OF SEPTEMBER 11, 2001 TRAGIC EVENTS

The tragic events of September 11 have had a negative impact on the Company’s net revenues and earnings.  The continuing effects related to these events cannot be estimated with a reasonable level of confidence at this time.  However, casino volume, hotel occupancy levels and room rates have increased since the initial impact immediately after these events.  Nevertheless, they are at levels that, on average, are less than those experienced prior to September 11 and compared to similar prior year periods.  None of the Company’s personnel, facilities or suppliers were directly impacted and management believes the strategies the Company has been diligently pursuing for the past several years have positioned us well to meet the challenges we are facing at this time.  Further terrorist attacks, or the escalation of armed conflicts may, however, continue to adversely affect our results of operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED December 31, 2000

NET REVENUES.  Net revenues increased less than 1% for the year ended December 31, 2001 to $120.2 million compared to $119.8 million for the year ended December 31, 2000.  The increase in revenues is primarily attributable to a $2.6 million or 7% increase in food and beverage revenues, a $1.5 million or 27% increase in other revenues and a $0.8 million or 8% decrease in promotional allowances related to items furnished to customers on a complimentary basis offset partially by a $3.6 million or 7% decrease in casino revenues, a $0.8 million or 8% decrease in retail revenues, a $0.1 million or less than 1% decrease in lodging revenues.

CASINO REVENUES.  The $3.6 million decrease in casino revenues was primarily due to a $2.2 million or 6% decrease in table game revenues and a $1.3 million or 8% decrease in slot machine revenues.  The decrease in table games revenues was due to a decrease in hold percentage offset partially by an increase in table games drop.  Table games hold percentage decreased 2.4 percentage points to 12.9% from 15.3%.  Table games drop increased 11% to $268.9 million from $242.5 million.  Drop per table per day increased 3%.  The average number of table games in operations increased 8% to 82 from 76.  The net result of these changes in drop, hold percentage and average number of table games in operation was a decrease in win per table game per day to $1,157 from $1,333, a decrease of $176 or 13%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the year ended December 31, 2001 was 15.0% compared to 17.4% for the prior year.  Slot machine revenues decreased due to a decrease in handle offset partially by an increase in win percentage.  Slot machine handle decreased 13% to $326.1 million from $372.9 million.  Slot machine net win percentage increased 0.2 percentage points to 4.4% from 4.2%.  We decreased the average number of slot machines in operation to 623 from 674, a decrease of 51 or 8% between comparative periods.  The net result of these changes in slot machine handle, win percent and average number of slot machines in operation was a constant net win per slot machine per day of $63.

LODGING REVENUES.  The $0.1 million decrease in lodging revenues was primarily due to a slight decrease in the occupancy percentage to 94% from 95% and due to decreases in telephone sales offset partially by an increase in the average daily room rate (“ADR”) to $112 from $109, an increase of $3 or 3%.  The decrease in telephone sales is a trend that we expect to continue due to the increasing use of cellular telephones.  The increase in ADR was due in part to increasing the rate charged to the casino on Fridays, Saturdays and holidays for complimentary rooms to an amount that more closely approximates current retail value; however, total complimentary room revenues decreased due to fewer room nights offered to customers.

FOOD AND BEVERAGE REVENUES.  The $2.6 million increase in food and beverage revenues was due to a $2.4 million increase in beverage revenues and a $0.2 million increase in food revenues.  Food and beverage revenue increases were primarily due to a $0.9 million increase in Center Bar beverage revenues, a $0.7 million increase in Mr. Lucky’s food and beverage revenues, a $0.6 million increase in Pink Taco food and beverage revenues, a $0.5 million increase in Baby’s nightclub revenues, a $0.4 million increase in Service Bar beverage revenues and a $0.3 million increase in Las Vegas Lounge beverage revenues offset partially by a $1.1 million decrease in banquet food and beverage revenues which management believes to be due primarily to a reduction of events in August and due to cancelled events after the September 11 tragedy.  The Counter restaurant has been replaced by a Starbucks coffee bar that opened during July 2001.  Starbucks has earned revenues that are higher than the Counter’s revenues were during the comparative portion of the prior year period.

RETAIL REVENUES.  We believe the $0.8 million decrease in retail revenues was due in part to a general market decline in the themed restaurant merchandise segment, the addition of other retail operations in Las Vegas and a reduction in foreign tourists after the September 11 tragedy.

OTHER INCOME.  Other income increased to $7.1 million from $5.6 million, an increase of $1.5 million or 27%.  The increase is primarily due to increases in service fees and commissions, increased revenue from gaming chips purchased by customers that are not expected to be redeemed and revenues from the sales of sundries.

PROMOTIONAL ALLOWANCES.  Promotional allowances decreased to $10.1 million from $10.9 million, a decrease of $0.8 million or 8%.  The amount of complimentary items offered to table games customers is based on a percentage of the amounts wagered.  The decrease was due in part to a relatively high level of promotional allowances during the prior year period in relation to table games volume.  Current year complimentaries were prevented from declining further due to increasing the rate charged to the casino on Fridays, Saturdays and holidays for complimentary rooms to an amount that more closely approximates current retail value and due to the 11% increase in table games volume.

CASINO EXPENSES.  Casino expenses increased $2.3 million or 8% to $30.9 million from $28.6 million.  The increase was primarily due to a $1.0 million increase in table games labor and benefit costs and increases in other expenses as a result of escalating table games volume offset partially by a $0.5 million reduction in the cost of complimentaries furnished to customers and a $0.5 million decrease in gaming taxes related to the reduction in casino revenues.  The other increased expenses included a $1.4 million increase in credit discount arrangements made with customers to promote goodwill or secure timely payment, a $0.5 million increase in reimbursements for customer travel and a $0.5 million increase related to potentially uncollectible credit extended to casino customers.  Casino expenses as a percentage of casino revenues increased to 62% from 54%, an increase of 8 percentage points due in part to the decrease in hold percentage.  We expect that our efforts to increase table games drop and slot handle may result in continued casino expenses that are comparable to the current year period.

LODGING EXPENSES.  Lodging expenses, prior to reclassifying the cost of complimentaries, decreased as a percentage of lodging revenues to 33% from 34%, a decrease of 1 percentage point.  The decrease is due primarily to a $0.2 million decrease in credit card processing fees.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries, decreased to 62% from 67%, a decrease of 5 percentage points.  The decrease is primarily due to decreases in the cost of food and beverage sales portion of costs and expenses and professional fees incurred by Baby’s nightclub in relation to revenues.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries, increased to 48% from 47%, an increase of 1 percentage point.  The increase is due primarily to an increase in the cost of merchandise sold portion of costs and expenses in relation to retail revenues.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income decreased to 50% from 58%, a decrease of 8 percentage points.  The decrease is primarily due to increases in other revenues as noted above for which there were no corresponding increases in costs or expenses.

MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues decreased to 19% from 22%, a decrease of 3 percentage points.  The relative decrease is primarily due to a reduction in claims expense and legal matters, employee incentives, entertainment costs, advertising and promotions expenses and charges for technical support services by affiliated companies.  These decreases were offset partially by increases in utilities and severance payments.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense remained constant at $12.1 million due to the depreciation on capital expenditures associated with the room remodeling project, the first phase of which was completed during December 2000 and the second phase of which was completed during December 2001, offset by a decrease in depreciable assets related to certain equipment with a 5 year depreciable life that became fully depreciated during the year ended December 31, 2000.

NET INTEREST EXPENSE.  Net interest expense decreased to $15.1 million from $16.7 million, a decrease of $1.6 million or 10%.  The decrease is primarily due to the decreases in borrowings under the credit facility and the effective interest rate thereon.

LOSS APPLICABLE TO COMMON SHAREHOLDERS.  The Company recognized net loss applicable to common shareholders of $2.1 million compared to a net loss applicable to common shareholders of $4.7 million in the prior year period, an improvement of $2.6 million.  The net positive increases noted in the preceding paragraphs were offset partially by an increase in preferred dividends declared.  Preferred dividends increased due to issuing $20.0 million of 9 1/4% Series B Cumulative Preferred Stock on May 30, 2000 and compounding on dividends which were not distributed.

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

During fiscal year 2000, we decreased our revolving credit line from $62 million to $42 million.  Also in fiscal year 2000, we sold, for $20 million of our 9 1/4% Series B Cumulative Preferred Stock to Desert Rock, Inc., an entity wholly-owned by Peter Morton, our Chairman, Chief Executive Officer and Secretary.  Proceeds of the preferred stock sale were used to reduce the credit facility.

NET REVENUES.  Net revenues increased 36% for the year ended December 31, 2000 to $119.8 million compared to $88.4 million for the fiscal year ended November 30, 1999.  The increase in revenues is primarily attributable to the effects of the Expansion and consisted of a $16.3 million or 44% increase in casino revenue, a $7.5 million or 40% increase in lodging revenue, a $11.1 million or 45% increase in food and beverage revenue and a $1.3 million or 31% increase in other income.  These increases were partially offset by a $1.8 million or 16% decrease in retail revenues and a $3.0 million or 39% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $16.3 million increase in casino revenues was primarily due to a $13.9 million or 60% increase in table game revenues and a $2.3 million or 17% increase in slot machine revenues.  The increase in table games revenues was due to increases in both table games drop and hold percentage.  Table games drop increased 31% to $242.5 million from $185.5 million.  Drop per table per day increased 16% despite a 13% increase in the average number of table games in operation to 76 from 67.  Table games hold percentage increased 2.8 percentage points to 15.3% from 12.5%.  The net result of these changes in drop, hold percentage and average number of table games in operation was an increase in win per table game per day to $1,333 from $941, an increase of $392 or 42%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the year ended December 30, 2000 was 17.4%.  Slot machine revenues increased due to an increase in handle offset partially by a decrease in win percentage.  Slot machine handle increased 34% to $372.9 million from $279.1 million.  Slot machine win percentage decreased 0.4 percentage points to 4.9% from 5.3%.  We decreased the average number of slot machines in operation to 674 from 705, a decrease of 31 or 4% between comparative periods.  The net result of these changes in slot machine handle, win percent and average number of slot machines in operation was an increase in win per slot machine per day to $74 from $57, an increase of $17 or 30%.  We believe the increases in table games drop and slot machine handle were primarily due to having a full 12 months of operations following the Expansion and more effective marketing programs.

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

CASINO EXPENSES.  Casino expenses as a percentage of casino revenues decreased to 54% from 59%, a decrease of 5 percentage points.  The relative percentage decrease was due in part to an increase in table games hold percentage.  Variable casino expenses tend to be more closely related to volume, which increased 31% for table games, as opposed to revenues, which increased 60% for table games due to the volume increase and hold percentage increase.  The relative percentage decrease in casino expenses was also due to decreases in labor costs and the cost of rooms and food and beverage furnished to customers on a complimentary basis in relation to casino revenues.

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

MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues increased to 22% from 21%.  The effects of providing certain reserves related to various claims and legal matters were offset partially by fixed costs related to the Expansion increasing at a lower rate than gross revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2001, our principal sources of funds were cash on-hand at December 31, 2000 and cash provided by operating activities of $14.8 million.  The amount of cash provided by operating activities primarily includes net income of $2.8 million, depreciation and amortization of $12.1 million, provision for losses on accounts receivable of $1.2 million and amortization of loan fees of $0.9 million net of $2.4 million of changes in operating assets and liabilities.  The primary uses of funds were capital expenditures of $4.3 million, a $0.5 million decrease in construction payables, and a $9.6 million reduction in the outstanding borrowings under our credit facility.  As a result, as of December 31, 2001, we had cash and cash equivalents of $8.6 million.

During December 2001, we completed an $8.0 million remodeling project of the 339 rooms in our original hotel tower.  The project was completed in two phases.  The first phase, including the rooms on floors 2 and 8 through 11, was completed during November and December 2000.  The second phase was completed during November and December 2001.  As of December 31, 2001, we have made approximately $5.6 million of cash payments related to the remodeling project.

We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $40.0 million credit facility ($12.1 million as of December 31, 2001) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to January 1, 2003.  Our ability to raise additional funds is limited by restrictions on our financing activities under our credit facility and the Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

The $40.0 million amount available under the commitment began reducing by $2.0 million on September 30, 2001 and will continue to reduce by $2.0 million on the last day of each subsequent fiscal quarter until it reaches $25.0 million.  Effective December 2001, the Company entered into an amendment with regard to the Credit Facility whereby the $2.0 million quarterly commitment reduction for the quarter ending December 31, 2001 was waived.  Beginning September 30, 2001 and on each succeeding September 30, the credit line reduces by 50% of Excess Cash Flow, as defined, for the then most recently completed fiscal year.  Based on our calculations, we generated approximately $1.6 million excess cash flow as defined for the year ended December 31, 2001.  Accordingly, we expect the commitment will reduce by approximately this amount on September 30, 2002.

The credit facility contains certain covenants including, among other things, financial covenants, limitations on our ability to dispose of capital stock, enter into mergers and certain acquisitions, incur liens or indebtedness, issue dividends on stock, and enter into transactions with affiliates.  The credit facility is secured by substantially all of our property at the Resort.

As of December 31, 2001, $9.3 million aggregate in dividends have accrued on our 9 1/4% Series A Cumulative Preferred Stock and 9 1/4% Series B Cumulative Preferred Stock.

The following table summarizes our contractual obligations and commitments as of December 31, 2001 for the next five years (in thousands):

		Payments due by Period
Total	Total	2002	2003	2004	2005
Long-term debt	148,683	424	3,259	25,000	120,000
Operating leases	365	150	109	55	51
Construction contract payable	2,024	-	-	-	-
Total contractual cash obligations	151,072	574	3,368	25,055	120,051

Our ability to service our contractual obligations and commitments will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

The Company has been served with an Order to Show Cause why a complaint should not be filed with the Nevada Gaming Commission pursuant to NRS 463.312 and NGC Regulation 7 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  The Company has responded to the Order to Show Cause and received correspondence from the gaming authorities that all issues related to their audit have been resolved; however, further response from the Company is necessary regarding certain operational issues.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of December 31, 2001.

SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies can be found in Notes 1 and 13 of the Notes to Financial Statements.  Our business and industry is highly regulated.  The majority of our revenue is counted in the form of cash, chips and tokens that are not subject to any significant or complex estimation procedures.  Our preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us however to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent expenses during the reporting period.  Significant among those estimates are the useful lives and potential impairment of long-term assets, such as buildings and equipment, the adequacy of our allowance for uncollectible receivables, the amount of litigation and self-insurance reserves, and the estimated liabilities for our slot cash-back programs.  The estimated amounts are based on our best judgments using both historical information and known trends in our Company and in our industry.  Because of the uncertainty inherent in any estimate, it is likely that the actual results will differ from the initial estimates, and the differences could be material.

ITEM 7A.                                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates.  We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments as of December 31, 2001.

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

We had $28.7 million in variable rate debt outstanding as of December 31, 2001.  Based upon this year-end variable rate debt level, a hypothetical 10% adverse change in interest rates (approximately a 1 percentage point increase in the effective interest rate) would increase interest expense by approximately $0.3 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

The fair value of the Company’s $120 million of 9¼% Notes which mature in 2005 and are publicly traded, approximated $110 million and $107 million at December 31, 2001 and December 31, 2000, respectively, based on published bid prices.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements beginning on page F-1.

ITEM 9.                                                     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously disclosed.

PART III

ITEM 10.                EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age and position of each of our directors, executive officers or key employees:

NAME	AGE	POSITION

Peter A. Morton	53	Chairman of the Board, Chief Executive Officer and Secretary

Brian D. Ogaz	42	Senior Vice President

James D. Bowen	40	Vice President Finance, Chief Financial Officer and Treasurer

Christine R. Belcastro	52	Vice President of Hotel Operations

Wm. Mark Kelly	49	Vice President Casino Operations

Gilbert B. Friesen	62	Director

Stephen A. Marks	53	Director

PETER A. MORTON.  Mr. Morton has been our Chairman of the Board and Chief Executive Officer since our formation and Secretary since December 1997.  Prior to June 1996, Mr. Morton was the President and Chief Executive Officer of Hard Rock America.  Mr. Morton, a third generation restaurateur, co-founded the London Hard Rock Cafe in 1971, at the age of 23.  He also opened Morton’s Restaurant in Los Angeles, California in 1979 and has developed Hard Rock Cafes in Aspen, Chicago, Hollywood, Honolulu, Houston, Las Vegas, Los Angeles, Maui, New Orleans, Newport Beach, Phoenix, San Diego, San Francisco and Sydney.  In addition, Mr. Morton has developed the following restaurants: Great American Disaster, London, England (1970); and Morton’s Bar and Grill, London, England (1975).  Mr. Morton sits on the Board of Trustees of the Natural Resources Defense Council.

BRIAN D. OGAZ.                On December 31, 2001, Brian Ogaz was appointed to the position of Senior Vice President of the Company.  Since 1986, Mr. Ogaz has held various positions for several companies controlled by Peter Morton.  Mr. Ogaz held the position of Vice President of Finance of Hard Rock Café America and related entities from 1986 to 1996.  Prior to 1986, he was employed as Chief Financial Officer of Kings Road Entertainment for one year and as an accountant for Ernst & Whinney for three years.

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

WM. MARK KELLY.  Mr. Kelly has been our Vice President of Casino Operations since February 2002.  During 2001, Mr. Kelly was promoted to serve as the Company’s Vice President Table games after serving as its Director of Table Games since October 1997.  From 1994 through 1997 he was employed by Harveys in various management positions in the Table Games department for the resort.  From 1976 to 1994 Mr. Kelly held various positions with Harvey’s Lake Tahoe.

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

The following table sets forth the compensation we paid to our Chief Executive Officer and the four other most highly compensated executive officers (the “Named Executive Officers”) for fiscal years 2001, 2000 and 1999.

	Annual Compensation					Long-term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Restricted Stock Award(s)	All Other Compensation (1)
Peter A. Morton	2001	$—	$—	$2,397,503	(2)	$—	$—
Chairman of the Board,	2000	—	—	2,413,119	(2)	—	—
Chief Executive Officer and Secretary	1999	—	—	1,751,677	(2)	—	—

Brian Ogaz (3)	2001	192,806	—	—		—	—
Senior Vice President	2000	127,200	—	—		—	—
	1999	63,950	—	—		—	—

Rick Richards (4)	2001	218,615	8,668	—		—	—
Former Senior Vice	2000	132,352	192,313	—		—	—
President of Operations and General Manager	1999	69,711	—	—		—	—

James D. Bowen	2001	136,057	128,874	—		—	31,250
Vice President Finance,	2000	86,538	7,326	—		—	—
Chief Financial Officer and Treasurer	1999	—	—	—		—	—

Christine R. Belcastro	2001	132,330	127,516	—		—	30,625
Vice President of Hotel	2000	120,427	32,699	—		—	30,625
Operations	1999	118,531	28,789	—		—	—

Wm. Mark Kelly	2001	107,773	29,452	—		—	—
Vice President Casino	2000	86,731	41,871	—		—	—
Operations	1999	77,232	9,371	—		—	—

(1)                                  Amounts shown include Phantom Stock vested during the period.  Other compensation consists of contributions made by us to the Hard Rock 401(k) Plan, insurance premiums on term life insurance and medical reimbursements and is less than 10% of each person’s salary for any given year.

(2)                                  Mr. Morton received his compensation in the form of a supervisory fee.  See “Employment Agreements.”  A portion of the supervisory fee was paid directly to the 510 Development Corporation, a corporation owned 100% by Mr. Morton.

(3)                                  Our Board of Directors appointed Mr. Ogaz as Senior Vice President on December 31, 2001.  Mr. Ogaz is paid directly by 510 Development Corporation.  The amounts included herein represent the portion of Mr. Ogaz’s compensation reimbursed by the Company to 510 Development.

(4)           Mr. Richards resigned his employment relationship with the Company on September 26, 2001.

EMPLOYMENT AGREEMENTS

Mr. Morton has entered into an amended and restated supervisory agreement with us, which expires on December 31, 2022 (the “Supervisory Agreement”). Mr. Morton has the option to renew the Supervisory Agreement for two successive fifteen year terms. Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to us in exchange for 2.0% of our annual gross revenues (as defined therein), which excludes the value of any complimentary goods or services. Such payments will be subordinated to our debt. We will reimburse Mr. Morton for all costs and expenses incurred by him in connection with services provided to us. In the event either we are or Mr. Morton is in Default (as defined in the Supervisory Agreement), the non-defaulting party may terminate the Supervisory Agreement after the other party has received the opportunity to cure such default.

Mr. Bowen has entered into an employment agreement, dated November 8, 2000, and amended as of September 7, 2001.  Mr. Bowen will serve as Vice President Finance, Chief Financial Officer and Treasurer of the Company.  Mr. Bowen’s current base salary is $145,000 per year and he is entitled to an annual bonus to be determined by our Board of Directors.  If Mr. Bowen is terminated by us without Cause (as defined in the agreement), we will pay Mr. Bowen an amount representing 1 year of his then current base salary, but in no case shall such payment be less than $145,000.

On September 26, 2001, Mr. Richards resigned as our Senior Vice President of Operations and General Manager.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We did not have a Compensation Committee during 2001. Messrs. Morton and Richards each participated in the determination of officers’ compensation during 2001.

INDEMNIFICATION OF DIRECTORS AND OFFICERS AND LIMITATION OF LIABILITY

Chapter 78 of the Nevada Revised Statutes (the “NRS”), Article SIXTH of our Articles of Incorporation and Article VII of our Bylaws contain provisions for indemnification of our directors and officers. The Bylaws require us to indemnify such persons to the fullest extent permitted by Nevada law. Each person will be indemnified in any proceeding if he acted in good faith and in a manner which he reasonably believed to be in, or not opposed to, our best interests, and with respect to any criminal proceeding, had no reasonable cause to believe, was unlawful. Indemnification would cover expenses reasonably incurred, including attorneys’ fees, judgments, fines and amounts paid in settlement. Our Bylaws provide that our Board of Directors may cause us to purchase and maintain insurance on behalf of any present or past director or officer insuring against any liability asserted against such person incurred in the capacity of director or officer or arising out of such status, regardless of whether we would have the power to indemnify such person.

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

ITEM 12.PRINCIPAL STOCKHOLDERS

The following table sets forth certain information with regard to the beneficial ownership of our common and preferred stock as of the date of this Report by (i) each person who, to the knowledge of management, owned beneficially more than 5% of the outstanding shares of common stock, (ii) by each director and Named Executive Officer and (iii) all directors and executive officers as a group:

	NUMBER	PERCENT	NUMBER	PERCENT	NUMBER	PERCENT	NUMBER	PERCENT
	CLASS A (VOTING)		CLASS B (NON-VOTING)		CLASS A		CLASS B
NAME AND ADDRESS OF OWNER	COMMON STOCK OWNED (1)				PREFERRED STOCK OWNED (1)
Lily Pond Investments, Inc. (2)	12,000	100.0%	59,487	92.9%	—	—	—	—
Peter A. Morton (2)	12,000	100.0%	59,487	92.9%	28,000	100.0%	1	100.0%
Desert Rock, Inc. (3)	—	—	—	—	—	—	1	100.0%
Rick B. Richards	—	—	—	—	—	—	—	—
James D. Bowen	—	—	—	—	—	—	—	—
Christine R. Belcastro	—	—	—	—	—	—	—	—
Loren J. Guidry	—	—	—	—	—	—	—	—
Gilbert B. Friesen	—	—	250	*	—	—	—	—
Stephen A. Marks	—	—	1,000	1.5%	—	—	—	—
All directors and officers as a group(5 persons)	12,000	100.0%	60,737	94.4%	28,000	100.0%	1	100.0%

*                    Less than one percent

(1)                                  For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date such person has the right to acquire within 60 days after such date.  For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.  The address for each of the stockholders in this table is 4455 Paradise Road, Las Vegas, Nevada 89109.

(2)                                  As the majority stockholder of Lily Pond, Mr. Morton controls the voting and disposition of all of our voting securities.

(3)                                  Mr. Morton is the sole stockholder of Desert Rock.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS RELATED TO THE “HARD ROCK” BRAND NAME

Prior to the sale to Rank of Mr. Morton’s interest in the Hard Rock Cafe businesses and ancillary rights in June 1996, Hard Rock Cafe Licensing Corporation, which was 40.0% owned by Mr. Morton, owned the right to use the “Hard Rock” name in connection with hotel casinos and casinos in the Morton Territory.  Hard Rock Cafe Licensing Corporation licensed this right to Mr. Morton, who in turn sublicensed the right to use the “Hard Rock Hotel” trademark in Las Vegas to Lily Pond and Lily Pond assigned such right to us.

Upon the sale of his interest in the Hard Rock Cafes to Rank in June 1996, Mr. Morton and Rank entered into a trademark licensing agreement whereby Mr. Morton received an exclusive, perpetual, royalty-free license (subject to certain termination provisions designed to protect the quality of the trademarks) to use the “Hard Rock Hotel” and “Hard Rock Casino” trademarks in connection with hotel casinos and casinos in the Morton Territory.  Mr. Morton in turn entered into a sublicensing agreement with us in which we obtained the exclusive right (subject to certain termination provisions designed to protect the quality of the trademarks) to use the “Hard Rock Hotel” and “Hard Rock Casino” trademarks in connection with the Resort for a term lasting as long as we shall have any outstanding indebtedness pursuant to the Notes or our current credit facility.

TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have entered into the Supervisory Agreement with Mr. Morton that expires on December 31, 2022.  Subject to certain conditions, Mr. Morton has the option to renew the agreement for two successive fifteen year terms.  Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to us in exchange for 2.0% of our annual gross revenues (as defined therein), which excludes the value of any complimentary goods or services.  We will reimburse Mr. Morton for all costs and expenses incurred by him in connection with services he provides to us.  In the event either we are or Mr. Morton is in Default (as defined in the agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default.  Total supervisory fee expenses for fiscal year 2001 were approximately $2.4 million.

Entities controlled by Mr. Morton have provided, and will continue to provide, additional support services for the development, opening and ongoing improvement and operation of the Resort.  These entities have been, and will continue to be, reimbursed for the expenses relating to the provision of these services (including, without limitation, employee salary and benefits and allocated overhead).  Expenses related to these services aggregated approximately $1.1 million for fiscal year 2001.

For certain additional disclosure regarding affiliate transactions see footnote 6 to our Financial Statements.

PART IV

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  The following documents are filed as part of this report:

Financial Statements; see Index to Financial Statements beginning on Page F-1.

(b)                                 Reports on Form 8-K:

We filed a current report on Form 8-K, dated January 30, 2002, announcing under Item 4 a change in our certifying accountant.

(c)                                  The following Exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1) 3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2) 3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(2) 3.3	Certificate of Designation of 9 1/4% Series A Cumulative Preferred Stock, no par value per share.

(3) 3.4	Certificate of Designation of 9 1/4% Series B Cumulative Preferred Stock, no par value per share.

(1) 3.5	Second Amended and Restated By-Laws of the Company

4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(1) 4.1	Indenture, dated as of March 23, 1998, between the Company, and First Trust National Association, as Trustee, relating to the Notes.

(3) 4.2	First Amendment to Indenture, dated May 30, 2000, between the Company and U.S. Bank Trust National Association, as Trustee

(1) 4.3	Form of 9 1/4% Senior Subordinated Notes due 2005 (included in Exhibit 4.1).

(1) 4.4	Form of 9 1/4% Series B Senior Subordinated Note due 2005 (included in Exhibit 4.1).

(1) 4.5	Registration Rights Agreement, dated as of March 23, 1998, by and among the Company, Bear Stearns Co. Inc., BancAmerica Robertson Stephens and Donaldson, Lufkin & Jenrette Securities Corporation.

9.	VOTING TRUST AGREEMENTS.

(1) 9.1	Amendment, dated as of July 1, 1997 to Stockholder Agreement, dated August 30, 1993, among the Company and certain stockholders listed therein.

(1) 9.2	Stockholder Agreement, dated as of August 30, 1993, among the Company and certain stockholders listed there in.

10.	MATERIAL CONTRACTS.

(1) 10.1

Loan Agreement, dated as of March 23, 1998, among the Company, as Borrowers, the Lenders party thereto, Bank of America National Trust and Savings Association, as Agent, and Bear, Stearns & Co., Inc. as Co-Agent.

(4) 10.2	Amendment to No.1 to Loan Agreement.

(5) 10.3	Amendment to No.2 to Loan Agreement.

(3) 10.4	Amendment No. 3 to Loan Agreement.

(8) 10.5	Amendment No. 4 to Loan Agreement.

10.6	Amendment No. 5 to Loan Agreement.

(1) 10.7	Make Well Agreement, dated as of March 23, 1998, among Peter A. Morton, Bank of America National Trust and Savings Association and the Lenders party to the Loan Agreement, dated as of March 23, 1998

(1) 10.8	Amended and Restated Supervisory Agreement, dated as of October 21, 1997, between the Company and Peter A. Morton.

(7) 10.9	Employment Agreement, dated November 8, 2000, between the Company and James D. Bowen.

(9) 10.10	Amendment to Employment Agreement, dated September 7, 2001, between the Company and James D. Bowen.

(1) 10.11	Trademark Sublicense Agreement, dated October 24, 1997, between the Company and Peter A. Morton.

(1) 10.12	Amendment No.1 to Trademark Sublicense Agreement, dated as of March 23, 1998, between the Company and Peter A. Morton.

(2) 10.13	Subscription Agreement for 2,500 shares of 9 1/4% Series A Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated August 31, 1999, between Peter Morton and the Company.

(2) 10.14	Subscription Agreement for 5,500 shares of 9 1/4% Series A Cumulative Preferred Stock of Hard Rock Hotel,Inc., dated October 1, 1999, between Peter Morton and the Company.

(8) 10.15	Employment Agreement, dated November 30, 2000, between the Company and Rick Richards.

(6) 10.16

Waiver Agreement, dated November 4, 1999, between the Company and the lenders party to the Loan Agreement, Bank of America National Trust and Savings Association, as Agent, and Bear, Stearns & Co., Inc. as Co-Agent.

(6) 10.17	Subscription Agreement for 2,000 shares of 9 1/4% Series A Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated October 29, 1999, between Peter Morton and the Company

(6) 10.18	Subscription Agreement for 18,000 shares of 9 1/4% Series A Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated November 2, 1999, between Peter Morton and the Company.

(3) 10.19	Subscription Agreement for one share of 9 1/4% Series B Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated May 30, 2000, between Desert Rock Inc., a Nevada corporation, and the Company.

(3) 10.20

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

(1)                                              Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 21, 1998 (File No. 333- 53211).

(2)                                              Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended August 31, 1999 (File No. 333-53211).

(3)                                              Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended June 30, 2000 (File No. 333-53211).

(4)                                              Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended May 31, 1998 (File No. 333-53211).

(5)                                              Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended May 31, 1999 (File No. 333-53211).

(6)                                              Incorporated by reference to designated exhibit to our Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended November 30, 1999 (File No. 333-53211).

(7)                                              Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended September 30, 2000 (File No. 333-53211).

(8)                                              Incorporated by reference to designated exhibit to our Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2000 (File No. 333-53211).

(9)                                              Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended September 30, 2001 (File No. 333-53211).

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events.  Statements containing expressions such as “believes,” “anticipates” or “expects” used in the our press releases and periodic reports on Forms

10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following:

Increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the our gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the our officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the our key markets; severe and unusual weather in the our key markets; and adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof. See “Business—Risk Factors.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March 2002.

HARD ROCK HOTEL, INC.

By:	\s\ Peter A. Morton
Peter A. Morton
CHAIRMAN, CHIEF EXECUTIVE OFFICER AND SECRETARY

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

\s\ Peter A. Morton	Chairman,
Peter A. Morton	Chief Executive Officer, and Secretary	March 29, 2002

\s\ James D. Bowen	Chief Financial Officer,
James D. Bowen	Treasurer (Principal Accounting Officer)	March 29, 2002

\s\ Gilbert B. Friesen	Director
Gilbert B. Friesen		March 29, 2002

\s\ Stephen A. Marks	Director
Stephen A. Marks		March 29, 2002

HARD ROCK HOTEL, INC.

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Auditors

Balance Sheets as of December 31, 2001 and December 31, 2000

Statements of Operations for the years ended December 31, 2001, December 31, 2000, and November 30, 1999 and the one month period ended December 31, 1999

Statements of Shareholders’ Deficiency for the years ended December 31, 2001, December 31, 2000, and November 30, 1999 and the one month period ended December 31, 1999

Statements of Cash Flows for the years ended December 31, 2001, December 31, 2000, and November 30, 1999 and the one month period ended December 31, 1999

Notes to Financial Statements

Schedule II – Valuation and Qualifying Accounts

Report of Independent Auditors

The Board of Directors

Hard Rock Hotel, Inc.

We have audited the accompanying balance sheet of Hard Rock Hotel, Inc. (the “Company”) as of December 31, 2001, and the related statements of operations, shareholders’ deficiency, and cash flows for the year then ended.  Our audit also included the financial statement schedule for the year ended December 31, 2001 listed in the index at Item 14(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Las Vegas, Nevada

March 1, 2002

The Board of Directors

Hard Rock Hotel, Inc.

We have audited the accompanying balance sheet of Hard Rock Hotel, Inc. as of December 31, 2000, and the related statements of operations, shareholders’ deficiency, and cash flows for the years ended December 31, 2000 and November 30, 1999, and the one month period ended December 31, 1999.  Our audits also included the financial statement schedule for the years ended December 31, 2000 and November 30, 1999, and the one month period ended December 31, 1999 listed in the index at Item 14(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hard Rock Hotel, Inc. at December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and November 30, 1999, and the one month period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Ernst & Young LLP

Reno, Nevada

March 9, 2001,

       except for the third paragraph of Note 7, as to which the date is March 28, 2001

HARD ROCK HOTEL, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$8,591	$7,979
Accounts receivable, net of allowance for doubtful accounts of $1,904 and $1,080 as of December 31, 2001 and December 31, 2000 respectively	5,445	6,569
Inventories	1,640	1,865
Prepaid expenses and other current assets	358	660
Deferred income taxes	881	852
Total current assets	16,915	17,925

Property and equipment, net of accumulated depreciation and amortization	169,357	176,503

Other assets, net	3,503	4,585

TOTAL ASSETS	$189,775	$199,013

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$2,160	$3,100
Construction related payables	2,024	2,479
Related party payable	300	237
Accrued expenses	11,419	13,088
Interest payable	2,963	3,025
Current portion of long-term debt	424	—
Total current liabilities	19,290	21,929

Deferred income taxes	678	852
Long-term debt	148,259	157,500
Total long-term liabilities	148,937	158,352
Total liabilities	168,227	180,281

Commitments and contingencies

Preferred stock, 9 1/4 Series A Cumulative, no par value, redeemable, 40,000 shares authorized, 28,000 shares issued and outstanding	34,167	31,213
Preferred stock, 9 1/4 Series B Cumulative, no par value, redeemable, one share authorized, issued and outstanding	23,088	21,092

Shareholders’ deficiency:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(43,215)	(41,081)
Total shareholders’ deficiency	(35,707)	(33,573)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$189,775	$199,013

The accompaning notes are an integral part of these balance sheets.

HARD ROCK HOTEL, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended			Month Ended
	December 31, 2001	December 31, 2000	November 30, 1999	December 31, 1999
Revenues:
Casino	$49,888	$53,476	$37,155	$1,821
Lodging	26,315	26,372	18,860	1,567
Food and beverage	38,188	35,611	24,488	2,252
Retail	8,868	9,679	11,492	804
Other income	7,056	5,628	4,284	443
Gross revenues	130,315	130,766	96,279	6,887
Less: promotional allowances	(10,103)	(10,936)	(7,872)	(850)
Net revenues	120,212	119,830	88,407	6,037

Costs and expenses:
Casino	30,917	28,635	21,999	2,589
Lodging	7,149	7,177	5,360	578
Food and beverage	20,311	20,173	15,428	1,384
Retail	3,867	4,115	5,232	429
Other	3,521	3,285	2,121	176
Marketing	4,519	5,329	4,408	409
Related party expenses	3,544	3,755	2,799	278
General and administrative	16,281	19,050	13,022	1,893
Depreciation and amortization	12,088	12,138	10,527	1,220
Pre-opening	—	—	5,038	—
Total costs and expenses	102,197	103,657	85,934	8,956

Income (loss) from operations	18,015	16,173	2,473	(2,919)

Other expenses:
Interest expense, net	(15,127)	(16,727)	(14,679)	(1,539)
Other, net	(72)	(393)	(28)	(36)

Other expenses, net	(15,199)	(17,120)	(14,707)	(1,575)

Income (loss) before income tax provision	2,816	(947)	(12,234)	(4,494)

Income tax provision	—	—	—	—

NET INCOME (LOSS)	2,816	(947)	(12,234)	(4,494)

Preferred stock dividends	(4,950)	(3,791)	(297)	(218)
Loss applicable to common shareholders	$(2,134)	$(4,738)	$(12,531)	$(4,712)

BASIC AND DILUTED NET LOSS PER SHARE:

Applicable to common shareholders	$(28.07)	$(62.32)	$(164.83)	$(61.98)

Weighted average number of common shares outstanding	76,023	76,023	76,023	76,023

The accompaning notes are an integral part of these balance statements.

HARD ROCK HOTEL, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

(in thousands, except share amounts)

	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Paid-in capital	Accumulated deficit	Total Shareholders’ deficiency
Balances at November 30, 1998	12,000	$—	64,023	$—	$7,508	$(19,100)	(11,592)

Accrued dividends on redeemable preferred stock	—	—	—	—	—	(297)	(297)
Net loss	—	—	—	—	—	(12,234)	(12,234)

Balances at November 30, 1999	12,000	—	64,023	—	7,508	(31,631)	(24,123)

Accrued dividends on redeemable preferred stock	—	—	—	—	—	(218)	(218)

Net loss	—	—	—	—	—	(4,494)	(4,494)

Balances at December 31, 1999	12,000	—	64,023	—	7,508	(36,343)	(28,835)

Accrued dividends on redeemable preferred stock	—	—	—	—	—	(3,791)	(3,791)

Net loss	—	—	—	—	—	(947)	(947)

Balances at December 31, 2000	12,000	—	64,023	—	7,508	(41,081)	(33,573)

Accrued dividends on redeemable preferred stock	—	—	—	—	—	(4,950)	(4,950)

Net income	—	—	—	—	—	2,816	2,816

Balances at December 31, 2001	12,000	$—	64,023	$—	$7,508	$(43,215)	$(35,707)

The accompaning notes are an integral part of these statements.

HARD ROCK HOTEL, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except supplemental information)

	Year Ended			Month Ended
	December 31, 2001	December 31, 2000	November 30, 1999	December 31, 1999
Cash flows from operating activities:
Net income (loss)	$2,816	$(947)	$(12,234)	$(4,494)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,088	12,138	10,527	1,220
Provision for losses on accounts receivable	1,245	790	392	196
Amortization of loan fees	949	840	974	70
Loss on sale of property and equipment	72	393	—	36
Compensation accrual for common stock to be issued	—	—	(325)	—
Changes in operating assets and liabilities:
Accounts receivable	(121)	(2,545)	(3,487)	1,728
Income tax refund receivable	—	87	108	—
Inventories	225	(161)	(372)	(124)
Prepaid expenses and other current assets	302	670	(32)	183
Accounts payable	(940)	(1,675)	723	1,187
Related party payable	63	(858)	868	112
Accrued expenses	(1,669)	6,449	1,702	319
Interest payable	(62)	(304)	619	726
Increase in deferred income taxes	(203)	—	—	—
Net cash provided by(used in) operating activities	14,765	14,877	(537)	1,159

Cash flow from investing activities:
Purchases of property and equipment	(4,328)	(7,271)	(68,275)	(1,122)
Proceeds from sale of property and equipment	97	65	—	—
Construction related payables	(455)	2,479	(10,255)	(2,745)
Decrease (increase) in other assets	133	(36)	145	110
Net cash provided by (used in) investing activities	(4,553)	(4,763)	(78,385)	(3,757)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	66,500	3,000
Principal payments on long-term debt	(9,600)	(24,500)	(18,000)	—
Proceeds from issuance of preferred stock	—	20,000	28,000	—
Payments on capital lease obligations	—	(74)	(106)	(2)
Net cash provided by (used in) financing activities	(9,600)	(4,574)	76,394	2,998

Net increase (decrease) in cash and cash equivalents	612	5,540	(2,528)	400
Cash and cash equivalents, beginning of period	7,979	2,439	4,567	2,039
Cash and cash equivalents, end of period	$8,591	$7,979	$2,039	$2,439

Supplemental disclosures of cash flow information:
Cash paid during the period for interest (net of amount capitalized of $15, $31, and $2,264 in the years ended December 31, 2001, December 31, 2000 and November 30, 1999, respectively	$14,420	$16,241	$13,093	$693
Cash paid during the period for income taxes	$—	$147	$—	$—

Supplemental Information about Non-Cash Investing and Financing Activities:

The value of the Series A Cumulative Redeemable Preferred Stock increased by approximately $2,954,000, $2,691,000, $297,000 and $218,000 in unpaid accrued dividends for the years ended December 31, 2001, December 31, 2000 and November 30, 1999 and the one-month period ended December 31, 1999, respectively.

                The value of the Series B Cumulative Redeemable Preferred Stock increased by approximately $1,996,000 and $1,092,000 in unpaid accrued dividends for the year ended December 31, 2001 and December 31, 2000.

                The Company purchased $783,000 of equipment in exchange for indebtedness for the year ended December 31, 2001.

The accompanying notes are an integral part of these statements.

Hard Rock Hotel, Inc.

Notes to Financial Statements

1.             ACCOUNTING POLICIES

Basis Of Presentation and Nature of Business

Hard Rock Hotel, Inc. (the “Company”), a Nevada corporation incorporated on August 30, 1993, operates a hotel-casino in Las Vegas, Nevada.  Lily Pond Investments, Inc. (“Lily Pond”), a Nevada corporation principally owned by Peter Morton, owns all of the voting shares and 93% of the non-voting shares of the Company.  Mr. Morton has granted a sublicense to the Company, pursuant to which the Company holds the exclusive right to use the “Hard Rock Hotel” trademark for the Company’s operations in Las Vegas.

In February 2000, the Company changed its financial reporting year-end to December 31 of each year.  Previously, the fiscal year ended on November 30.  As a result of this change, the Company is disclosing the results of its operations and its cash flows for the years ended December 31, 2001, December 31, 2000 and November 30, 1999 and the one-month period ended December 31, 1999.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks and interest-bearing deposits with maturities at the date of purchase of three months or less.  Cash equivalents are carried at cost which approximates market.

Concentrations of Credit Risk

Substantially all of the Company’s accounts receivable are unsecured and are due primarily from the Company’s casino and hotel patrons and convention functions.  Non-performance by these parties would result in losses up to the recorded amount of the related receivables.  Management does not anticipate significant non-performance, and believes that they have adequately provided for uncollectible receivables in the Company’s allowance for doubtful accounts.

Pre-Opening Costs and Expenses

Pre-opening costs incurred during 1998 in connection with the expansion of the Company’s facility were capitalized, and during 1999 these costs were charged to expense when the expansion was completed in May 1999.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market.

Depreciation and Amortization

Buildings and improvements, equipment, furniture and fixtures, and memorabilia are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets ranging from five to 45 years.

Advertising Costs

The Company expenses the costs of all advertising campaigns and promotions as they are incurred.  Total advertising expenses (exclusive of pre-opening) for the years ended December 31, 2001, December 31, 2000 and November 30, 1999 and the one-month period ended December 31, 1999 amounted to approximately $1,842,000, $2,059,000, $1,103,000, and

$214,000, respectively.  These expenses are included in marketing expenses in the accompanying statements of operations.

Interest Expense

Interest expense is shown net of capitalized interest and interest income.

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

	Year Ended			Month Ended
	December 31, 2001	December 31, 2000	November 30, 1999	December 31, 1999
Food and beverage	$3,420	$3,675	$2,352	$253
Lodging	1,608	1,770	1,540	150
Other	365	478	215	53
Total costs allocated to casino operating costs	$5,393	$5,923	$4,107	$456

Casino revenues are net of cash incentives earned in our “Backstage Pass” slot club.  For the years ended December 31, 2001 and 2000, these incentives were $787,000 and $990,000, respectively.  The Company did not offer cash incentives to slot club members during the fiscal year ended November 30, 1999 or the one month period ended December 31, 1999.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Earnings Per Share

The Company has adopted Financial Accounting Standards Board Statement No. 128, “Earnings Per Share”.  This statement establishes standards for computing and presenting both basic and diluted earnings per share and applies to entities that are publicly held.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform with the 2001 presentation.

2.             INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2001	December 31, 2000
Retail merchandise	$890	$934
Restaurants and bars	577	716
Operating supplies	173	215
Total inventories	$1,640	$1,865

3.             OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31, 2001	December 31, 2000
Unamortized loan fees and financing costs on the Notes and Credit Facility (Note 7), net of accumulated amortization of $3,365 in 2001 and $2,416 in 2000	$2,261	$3,210
Prepaid gaming taxes and device fees	1,018	799
China, glassware, utensils, linens and other supplies	224	576
Total other assets	$3,503	$4,585

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

4.             PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 2001	December 31, 2000
Land	$21,015	$21,015
Buildings and improvements	162,131	159,887
Equipment, furniture and fixtures	33,466	33,319
Memorabilia	3,028	3,025
	219,640	217,246
Less: accumulated depreciation and amortization	(50,283)	(40,743)
Total property and equipment, net	$169,357	$176,503

5.             ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2001	December 31, 2000
Accrued salaries, payroll taxes and other employee benefits	$3,171	$3,341
Outstanding gaming chips and tokens	1,967	2,205
Reserve for general liability claims	278	1,868
Advance room, convention and customer deposits	2,435	2,201
Accrued miscellaneous taxes	1,045	635
Accrued progressive jackpot and slot club payouts	710	751
Other accrued liabilities	1,813	2,087
Total accrued expenses	$11,419	$13,088

6.             AGREEMENTS WITH RELATED PARTIES

The Company entered into a twenty-five year Amended and Restated Supervisory Agreement with Peter Morton, which provides for the supervision of the development, improvement, operation, and maintenance of the Company through 2022.  Mr.Morton has the option to renew the agreement for two successive fifteen year terms.  Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to the Company.  In the event either we are or Mr. Morton is in Default (as defined in the agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default.  As part of this agreement, the Company pays to Mr. Morton a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each year.  Total supervisory fee expenses for these services for the years ended December 31, 2001, December 31, 2000 and November 30, 1999 and the one month period ended December 31, 1999 amounted to $2,398,000, $2,413,000, $1,752,000 and $112,000, respectively. These expenses are included in related party expenses in the accompanying statements of operations.  The unpaid amounts at December 31, 2001 and 2000 are $202,000 and $139,000, respectively, and are included in related party payable in the accompanying balance sheets.

Entities controlled by Mr. Morton have provided additional technical support services for the development, ongoing improvement and operation of the Company.  The Company reimburses these entities for all costs and expenses incurred in connection with these services, including, without limitation, employee salary and benefits and allocated overhead.  These expenses aggregated approximately $1,146,000, $1,342,000, $1,047,000 and $166,000, for the years ended December 31, 2001, December 31, 2000 and November 30, 1999 and the one month period ended December 31, 1999, respectively, and are included in the accompanying statements of operations.  The unpaid amounts at December 31, 2001 and 2000 are $98,000 and $98,000, respectively, and are included in related party payable in the accompanying balance sheets.

Additionally, entities controlled by Mr. Morton expended approximately $389,000 during fiscal 1999 related to pre-opening costs incurred in connection with the expansion of the Company’s facility.  These amounts are included with pre-opening expenses on the accompanying statement of operations for the fiscal year ended November 30, 1999.

7.             LONG-TERM DEBT

In March 1998, the Company obtained funding of approximately $115.9 million in net proceeds from the offering of $120 million aggregate principal amount of its 9.25%, Senior Subordinated Notes due in 2005 (the “Notes”).  Of this amount, approximately $105.6 million was used to pay off an existing credit facility, including accrued interest.  Concurrent with the execution of the Notes, the Company secured a senior secured reducing revolving line of credit under a new credit facility (the “Credit Facility”) through a group of banks.  As of December 31, 2001, the Company had $120.0 million outstanding in Notes and $27.9 million outstanding on its Credit Facility.

Credit Facility

In March 1999, the Credit Facility was amended to increase the line of credit from $67 million to $77 million and, in November 1999, the Company executed an agreement (the “Waiver Agreement”) whereby the amount available under the Credit Facility was reduced to $62 million.  The Waiver Agreement required the Company to use a portion of the proceeds from the Series A Preferred Stock Issuance (Note 12) to pay down amounts outstanding under the Credit Facility.  In addition, certain financial covenants, which the Company was not in compliance with, were waived and modified.  In addition, effective June 2000, the Company entered into an additional amendment with regard to the Credit Facility whereby, among other things: (i) the commitment amount available under the Credit Facility was reduced to $42.0 million; (ii) the commitment will reduce $2.0 million on the last day of each fiscal quarter commencing March 31, 2001, and will also reduce, beginning September 30, 2001 and on each succeeding September 30, by 50% of excess cash flow, as defined, for the then most recently completed fiscal year; and, (iii) Mr. Morton has been released from a make-well agreement, as defined.  Based on our calculations, we generated approximately $1.6 million excess cash flow as defined for the year ended December 31, 2001.  Accordingly, we expect the commitment will reduce by approximately this amount on September 30, 2002.

Effective March 2001, the Company entered into another amendment with regard to the Credit Facility whereby the $2.0 million quarterly commitment reduction was deferred to commence with the quarter ending September 30, 2001.

Effective December 2001, the Company entered into another amendment with regard to the Credit Facility whereby the $2.0 million quarterly commitment reduction for the quarter ending December 31, 2001 was waived.

The reduction provisions above shall terminate the date upon which the commitment available under the Credit Facility is reduced to $25.0 million.  The Credit Facility expires on March 23, 2004.

The Credit Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Credit Facility is secured by substantially all of the Company’s property at the Las Vegas site.  Interest on the credit facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 3.0% at December 31, 2001) and aggregating 5.6% at December 31, 2001), or the Base Rate, defined as the higher of the Federal Funds Rate plus .5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all borrowings outstanding at December 31, 2001.  These margins are dependent upon the Company’s debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

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

Maturities of the Company’s long-term debt are as follows (in thousands):

2002	$424
2003	3,259
2004	25,000
2005	120,000
2006	-
Thereafter	-
Total	$148,683

8.             INCOME TAXES

The difference between the Company’s recorded income tax benefit of zero and expected income tax benefit computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of loss before income taxes:

	Year Ended			Month Ended
	December 31, 2001	December 31, 2000	November 30, 1999	December 31, 1999
Income tax expense (benefit) at the statutory rate	34.0%	(34.0)%	(34.0)%	(34.0)%
Nondeductible meals and entertainment	1.2	3.0	.1	.6
Valuation allowance	(31.6)	41.5	34.2	33.6
Tax credits	(5.5)	(10.5)	(.5)	(.2)
Other, net	1.9	—	.2	—
Effective tax rate	—	—	—	—

The significant components of the deferred income tax assets and liabilities included in the accompanying balance sheets are as follows (in thousands):

	December 31, 2001	December 31, 2000
Net short-term deferred income tax assets:		$
Preopening costs, net of amortization	$—	1
Accrued expenses	881	851
	$881	$852
Net long-term deferred income tax liabilities:
Accrued expenses	$408	$245
Net operating loss carryforwards	13,510	14,171
Tax credit carryforwards	962	606
Depreciation and amortization	(3,104)	(3,267)
Net long-term deferred income tax liabilities	11,776	11,755
Less: valuation allowance	(12,454)	(12,607)
Total deferred income tax liabilities	$(678)	$(852)

A valuation allowance has been established due to the Company’s accumulated losses as of December 31, 2001.  The Company has an operating loss carryforward of approximately $39.7 million to reduce future taxable income, which will expire between 2012 and 2020.

The net deferred income tax asset relates to an AMT credit that has no expiration date.  The Job Creation and Worker Assistance Act of 2002 temporarily limits the AMT NOL deduction to 100% of AMT income rather than 90% of AMT income.  This change will affect the AMT tax paid in 2001 but will not have a material adverse effect on the Company’s financial statements.

The Internal Revenue Service is currently examining the Company’s federal corporate tax returns for the fiscal years ended November 30, 1994 through November 30, 1997.  In the opinion of management, any tax liability arising out of this examination will not have a material adverse effect on the Company’s financial statements.

9.             COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases equipment under operating leases expiring through 2005.  Future minimum rental payments under these operating leases by fiscal year of the Company are as follows (in thousands):

2002	150
2003	109
2004	55
2005	51
2006	—
Thereafter	—
Total future minimum rental payments	$365

Total rental expense was approximately $482,000, $455,000, $408,000 and $62,000 during the years ended December 31, 2001, December 31, 2000 and November 30, 1999 and the one-month period ended December 31, 1999, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

Construction Commitment

In August 2000, the Company entered into an agreement to remodel a portion of the hotel for approximately $4.7 million.  At December 31, 2001, the work had been completed and the Company had a construction payable of $2,024,000 related to the contract.

Self-Insurance

The Company is self-insured for workers’ compensation claims, up to an annual stop loss of $200,000 per claim.  Management has established reserves it considers adequate to cover estimated future payments on claims incurred by the Company through December 31, 2001.

The Company has a partial self-insurance plan for general liability claims up to an annual stop loss per claim of $50,000.

Legal and Regulatory Proceeding

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

The Company has been served with an Order to Show Cause why a complaint should not be filed with the Nevada Gaming Commission pursuant to NRS 463.312 and NGC Regulation 7 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  The Company has responded to the Order to Show Cause and received correspondence from the gaming authorities that all issues related to their audit have been resolved; however, further response from the Company is necessary regarding certain operational issues.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of December 31, 2001.

10.           EMPLOYEE BENEFIT PLANS

The Company maintains a discretionary cash incentive bonus plan available to eligible employees, based upon individual and company-wide goals that are established by management and the Board of Directors of the Company on an annual basis.

In addition, the Company established a non-discretionary deferred compensation plan in December 1999 for certain of its executives whereby an amount equal to their base salary at the time they become covered by the plan will vest to them as deferred compensation 25% annually over a four year period.  Amounts vested will be adjusted annually on a compound basis at a rate equal to the change in the Company’s earnings before interest, taxes, depreciation and amortization; however, during the initial four year period compound adjustments may not result in a net reduction in vested benefits.

During the years ended December 31, 2001 and 2000 and November 30, 1999 and the one month period ended December 31, 1999, the Company recorded approximately $494,000, $1,254,000, $314,000 and $80,000, respectively, for these bonuses and deferred compensation agreements, in the accompanying statements of operations.

The Company maintains a 401(k) profit sharing plan whereby substantially all employees over the age of 21 who have completed one year of continuous employment and 1,000 hours of service are eligible for the plan.  Such employees joining the plan may contribute, through salary deductions, no less than 1% nor greater than 20% of their annual compensation.  The Company, at its discretion, will match 50% of the first 6% of compensation contributed by employees.  During the years ended December 31, 2001, December 31, 2000 and November 30, 1999 and the one month period ended December 31, 1999, the Company recorded approximately $647,000, $565,000, $481,000 and $29,000, respectively, for its portion of plan contributions, which are included in the accompanying statement of operations.

11.           FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s borrowings under the New Credit Facility approximates the fair value at December 31, 2001 and 2000, respectively.  The fair value of the Notes, which are publicly traded, approximated $110 million and $107 million at December 31, 2001 and 2000, respectively, based on published bid prices.

12.           SALE OF PREFERRED STOCK

On May 30, 2000, the Company issued $20 million of its 9 1/4% Series B Cumulative Preferred Stock (the “Series B Preferred Stock”) to Desert Rock, Inc., a Nevada corporation, an entity wholly owned by Peter Morton.  The 9 1/4% Series B Cumulative Preferred Stock contains terms substantially the same as the Company’s 9 1/4% Series A Cumulative Preferred Stock.

During the fourth fiscal quarter of 1999, the Company completed the sale of 28,000 shares of 9 1/4% Series A Cumulative Preferred Stock (the “Series A Preferred Stock” and

collectively with the Series B Preferred Stock, the “Preferred Stock”) for proceeds of $28 million.  The Series A Preferred Stock was sold to Peter Morton at its stated subscription price of $1,000 per share.

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

Dividends on the Preferred Stock are cumulative from the date of original issuance out of funds legally available for that purpose in cash in arrears on November 30 and May 31 of each year, whether or not declared.  Any amounts not paid in cash cumulate and are compounded semi-annually at the rate of 9 1/4% per annum until paid.  The resulting liabilities at December 31, 2001 and 2000 of approximately $6,167,000 and $3,213,000, respectively, have been accrued in the accompanying balance sheets for the Series A Preferred Stock.  The resulting liabilities at December 31, 2001 and 2000 of approximately $3,088,000 and $1,092,000, respectively, have been accrued in the accompanying balance sheets for the Series B Preferred Stock.

In the event of a liquidation of the Company, the holders of the Preferred Stock will be entitled to be paid the subscription price of all outstanding shares, plus any accrued and unpaid dividends, before any payments are made to the holders of common stock.

13.           RECENT ACCOUNTING PRONOUNCEMENTS

During the quarter ended March 31, 2001, the Company adopted Emerging Issues Task Force No. 00-22, Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.  The standard requires that the Company recognize the estimated cost associated with its customer cash rebate loyalty programs as a reduction of revenue.  The Company had previously accounted for these amounts as costs and expenses for the casino.  Prior periods presented have been reclassified.  As a result of the adoption of this standard, the Company reduced revenues $787,000 and $990,000 for the years ended December 31, 2001 and 2000.  The decreases in revenue were offset by corresponding decreases in casino costs and expenses; there was no effect on net income.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  These statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the pooling of interest method and changes the accounting for goodwill from an amortization method to an impairment-only approach.  The Company is required to adopt the new method of accounting for goodwill and other intangible assets on January 1, 2002.  The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized balances at the time of adoption.  The Company has not yet determined the impact of this standard on its results of operations, if any.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees.  This statement is effective for our 2003 fiscal year and early adoption is permitted.  We have not yet determined the impact of SFAS No. 143 on our financial position and results of operations, if any.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The provisions of this statement are effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The company is assessing the impact of SFAS No. 144 on its financial position and results of operations, if any.

The Company is required to adopt Emerging Issues Task Force No. 00-14, Accounting for Certain Sales Incentives no later than in annual financial statements for the fiscal year beginning after December 15, 2001.  The standard requires that the Company classify the costs associated with sales incentives offered voluntarily, including coupons, rebates, and other forms of rights to free or significantly discounted products or services, as a reduction of revenue.   We have not yet completed our analysis of the impact that EITF No. 00-14 will have on our financial condition or results of operations, if any.

Hard Rock Hotel, Inc.

Schedule II - Valuation and Qualifying Accounts

Years Ended December 31, 2001 and 2000 and November 30, 1999

and the One Month Period Ended December 31, 1999

(In Thousands)

	Balance at Beginning of period	Additions Charged to Costs and Expenses	Deductions Write-offs Net of Collections	Balance at End of Period
Year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts:	$1,080	$1,245	$(421)	$1,904

Year ended December 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts:	$628	$790	$(338)	$1,080

One Month Period ended December 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts:	$449	$196	$(17)	$628

Year ended November 30, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts:	$200	$392	$(143)	$449

S-1

EXHIBIT INDEX

EXHIBIT NUMBER
DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1) 3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2) 3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(2) 3.3	Certificate of Designation of 9 1/4% Series A Cumulative Preferred Stock, no par value per share.

(3) 3.4	Certificate of Designation of 9 1/4% Series B Cumulative Preferred Stock, no par value per share.

(1) 3.5	Second Amended and Restated By-Laws of the Company

4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(1) 4.1	Indenture, dated as of March 23, 1998, between the Company, and First Trust National Association, as Trustee, relating to the Notes.

(3) 4.2	First Amendment to Indenture, dated May 30, 2000, between the Company and U.S. Bank Trust National Association, as Trustee

(1) 4.3	Form of 9 1/4% Senior Subordinated Notes due 2005 (included in Exhibit 4.1).

(1) 4.4	Form of 9 1/4% Series B Senior Subordinated Note due 2005 (included in Exhibit 4.1).

(1) 4.5	Registration Rights Agreement, dated as of March 23, 1998, by and among the Company, Bear Stearns Co. Inc., BancAmerica Robertson Stephens and Donaldson, Lufkin & Jenrette Securities Corporation.

9.	VOTING TRUST AGREEMENTS.

(1) 9.1	Amendment, dated as of July 1, 1997 to Stockholder Agreement, dated August 30, 1993, among the Company and certain stockholders listed therein.

(1) 9.2	Stockholder Agreement, dated as of August 30, 1993, among the Company and certain stockholders listed therein.

10.	MATERIAL CONTRACTS.

(1) 10.1

Loan Agreement, dated as of March 23, 1998, among the Company, as Borrowers, the Lenders party thereto, Bank of America National Trust and Savings Association, as Agent, and Bear, Stearns & Co., Inc. as Co-Agent.

(4) 10.2	Amendment to No.1 to Loan Agreement.

(5) 10.3	Amendment to No.2 to Loan Agreement.

(3) 10.4	Amendment No. 3 to Loan Agreement.

(8) 10.5	Amendment No. 4 to Loan Agreement.

10.6	Amendment No. 5 to Loan Agreement.

(1) 10.7	Make Well Agreement, dated as of March 23, 1998, among Peter A. Morton, Bank of America National Trust and Savings Association and the Lenders party to the Loan Agreement, dated as of March 23, 1998.

(1) 10.8	Amended and Restated Supervisory Agreement, dated as of October 21, 1997, between the Company and Peter A. Morton.

(7) 10.9	Employment Agreement, dated November 8, 2000, between the Company and James D. Bowen.

(9) 10.10	Amendment to Employment Agreement, dated September 7, 2001, between the Company and James D. Bowen.

(1) 10.11	Trademark Sublicense Agreement, dated October 24, 1997, between the Company and Peter A. Morton.

(1) 10.12	Amendment No.1 to Trademark Sublicense Agreement, dated as of March 23, 1998, between the Company and Peter A. Morton.

(2) 10.13	Subscription Agreement for 2,500 shares of 9 1/4% Series A Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated August 31, 1999, between Peter Morton and the Company.

(2) 10.14	Subscription Agreement for 5,500 shares of 9 1/4% Series A Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated October 1, 1999, between Peter Morton and the Company.

(8) 10.15	Employment Agreement, dated November 30, 2000, between the Company and Rick Richards.

(6) 10.16

Waiver Agreement, dated November 4, 1999, between the Company and the lenders party to the Loan Agreement, Bank of America National Trust and Savings Association, as Agent, and Bear, Stearns & Co., Inc. as Co-Agent.

(6) 10.17	Subscription Agreement for 2,000 shares of 9 1/4% Series A Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated October 29, 1999, between Peter Morton and the Company.

(6) 10.18	Subscription Agreement for 18,000 shares of 9 1/4% Series A Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated November 2, 1999, between Peter Morton and the Company.

(3) 10.19	Subscription Agreement for one share of 9 1/4% Series B Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated May 30, 2000, between Desert Rock Inc., a Nevada corporation, and the Company.

(3) 10.20

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

(1)                                  Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 21, 1998 (File No. 333- 53211).

(2)                                  Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended August 31, 1999 (File No. 333-53211).

(3)                                  Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended June 30, 2000 (File No. 333-53211).

(4)                                  Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended May 31, 1998 (File No. 333-53211).

(5)                                  Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended May 31, 1999 (File No. 333-53211).

(6)                                  Incorporated by reference to designated exhibit to our Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended November 30, 1999 (File No. 333-53211).

(7)                                  Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended September 30, 2000 (File No. 333-53211).

(8)                                  Incorporated by reference to designated exhibit to our Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2000 (File No. 333-53211).

(9)                                  Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended September 30, 2001 (File No. 333-53211).

S-2