Form 10-Q
period 2002-03-31
HARD ROCK HOTEL INC
filed 2002-05-15
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock outstanding by class as of April 14, 2001

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

HARD ROCK HOTEL, INC.

Part I                                                                    FINANCIAL INFORMATION

Item 1.                                                     Financial Statements

HARD ROCK HOTEL, INC.

CONDENSED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

ASSETS

	March 31, 2002	December 31, 2001

Current assets:
Cash and cash equivalents	$10,579	$8,591
Accounts receivable, net of allowance for doubtful accounts of $1,577 and $1,904 as of March 31, 2002 and December 31, 2001, respectively	4,247	5,445
Inventories	1,370	1,640
Prepaid expenses and other current assets	853	358
Deferred income taxes	881	881
Total current assets	17,930	16,915

Property and equipment, net of accumulated depreciation and amortization	167,520	169,357

Other assets	3,291	3,503

TOTAL ASSETS	$188,741	$189,775

Current liabilities:

Accounts payable	$2,627	$2,160
Construction related payables	—	2,024
Related party payable	248	300
Accrued expenses	10,064	11,419
Interest payable	5,726	2,963
Current portion of long-term debt	561	424
Total current liabilities	19,226	19,290

Deferred income taxes	678	678
Long-term debt	145,767	148,259
Total long-term liabilities	146,445	148,937
Total liabilities	165,671	168,227

Commitments and contingencies

Preferred stock, 9 ¼% Series A Cumulative, no par value, redeemable, 40,000 shares authorized, 28,000 shares issued and outstanding	34,946	34,167
Preferred stock, 9 ¼% Series B Cumulative, no par value, redeemable, one share authorized, issued and outstanding	23,615	23,088

Shareholders’ deficiency:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(42,999)	(43,215)
Total shareholders’ deficiency	(35,491)	(35,707)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$188,741	$189,775

The accompanying notes are an integral part of these statements

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31
	2002	2001
Revenue:
Casino	$13,393	$12,580
Lodging	6,613	7,175
Food and beverage	9,960	9,930
Retail	2,241	2,304
Other income	1,652	1,735
Gross revenues	33,859	33,724
Less: promotional allowances	(2,543)	(2,831)
Net revenues	31,316	30,893

Costs and expenses:
Casino	7,812	7,440
Lodging	1,734	1,716
Food and beverage	5,030	5,035
Retail	1,009	1,032
Other	871	813
Marketing	1,939	1,363
Related party expenses	890	881
General and administrative	4,133	4,186
Depreciation and amortization	2,913	2,978
Total costs and expenses	26,331	25,444

Income from operations	4,985	5,449

Other expense:
Interest expense, net	(3,375)	(4,208)
Other, net	(88)	—

Income before provision for income taxes	1,522	1,241

Income tax (provision) benefit	—	—
NET INCOME	1,522	1,241

Preferred stock dividends	(1,306)	(1,184)
Income applicable to common shareholders	$216	$57

BASIC AND DILUTED NET LOSS PER SHARE:

Applicable to common shareholders	$2.84	$0.75

Weighted average number of common shares outstanding	76,023	76,023

The accompanying notes are an integral part of these statements

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except supplemental schedule)

(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$1,522	$1,241
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,913	2,978
Provision for losses on accounts receivable	(132)	455
Amortization of loan fees	184	396
Loss on sales of property and equipment	88	—
Changes in operating assets and liabilities:
Accounts receivable	1,330	(507)
Inventories	270	288
Prepaid expenses and other current assets	(495)	291
Accounts payable	467	352
Related party payable	(52)	49
Accrued expenses	(1,355)	(3,407)
Interest payable	2,763	2,766
Net cash provided by (used in) operating activities	7,503	4,902

Cash flow from investing activities:
Purchases of property and equipment	(914)	(1,135)
Proceeds from sales of property and equipment	36	—
Construction payables	(2,024)	(2,058)
Decrease (increase) in other assets	28	384
Net cash provided by (used in) investing activities	(2,874)	(2,809)

Cash flows from financing activities:
Principal payments on long-term debt	(2,641)	(1,000)
Net cash provided by (used in) financing activities	(2,641)	(1,000)

Net increase in cash and cash equivalents	1,988	1,093
Cash and cash equivalents, beginning of period	8,591	7,979
Cash and cash equivalents, end of period	$10,579	$9,072

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$428	$1,047
Cash paid (received) during the period for income taxes, net	$—	$—

The accompanying notes are an integral part of these statements

Supplemental Schedule of Non-Cash Investing and Financing Activities:

The value of the 9 1/4% Series A Cumulative Preferred Stock increased by approximately $779,000 and $707,000 in unpaid accrued dividends for the three-month periods ended March 31, 2002 and 2001, respectively.

The value of the 9 1/4% Series B Cumulative Preferred Stock increased by approximately $527,000 and $477,000 in unpaid accrued dividends for the three-month periods ended March 31, 2002 and 2001, respectively.

The Company purchased $286,000 of equipment in exchange for indebtedness for the three-month period ended March 31, 2002.

1.             BASIS OF PRESENTATION

The accompanying unaudited financial statements of Hard Rock Hotel, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.   Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q and they do not include all information required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2002.  The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2001.  The Company has made certain financial statement reclassifications for the 2001 financial statements in order to classify amounts in a manner consistent with the 2002 financial statements which have had no effect upon net income.

2.             LONG-TERM DEBT

In March 1998, the Company offered $120 million aggregate principal amount of its 9.25%, Senior Subordinated Notes due in 2005 (the “Notes”).  Concurrent with the execution of the Notes, the Company secured a senior secured reducing revolving line of credit under a new credit facility (the “Credit Facility”) through a group of banks.  As of March 31, 2002, the Company had $120.0 million outstanding in Notes and $25.4 million outstanding on its Credit Facility.  In addition, the Company has financed certain gaming equipment with the respective manufacturers.  As of March 31, 2002, the Company had $0.9 million of gaming equipment financing outstanding.

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

Credit Facility

Effective June 2000, the Company entered into an amendment with regard to the Credit Facility whereby, among other things the commitment amount available under the Credit Facility was reduced to $42.0 million, the commitment further reduces by $2.0 million on the last day of each fiscal quarter commencing March 31, 2001, and also reduces, beginning September 30, 2001 and on each succeeding September 30, by 50% of excess cash flow, as defined, for the then most recently completed fiscal year.  Based on our calculations, we generated approximately $1.6 million excess cash flow as defined for the year ended December 31, 2001.  Accordingly, we expect the commitment will reduce by approximately this amount on September 30, 2002.

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

The total commitment under the Credit Facility as of March 31, 2002 was $38.0 million.  The reduction provisions above shall terminate the date upon which the commitment available under the Credit Facility is reduced to $25.0 million.  The Credit Facility expires on March 23, 2004.

The Credit Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Credit Facility is secured by substantially all of the Company’s property at the Las Vegas site.  Interest on the credit facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 3.0% at March 31, 2002) and aggregating 5.1% at March 31, 2002), or the Base Rate, defined as the higher of the Federal Funds Rate plus .5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all borrowings outstanding at March 31, 2002.  These margins are dependent upon the Company’s debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

3.             LEGAL AND REGULATORY PROCEEDINGS

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

The Company has been served with an Order to Show Cause why a complaint should not be filed with the Nevada Gaming Commission pursuant to NRS 463.312 and NGC Regulation 7 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  The Company has responded to the Order to Show Cause and received correspondence from the gaming authorities that all issues related to their audit have been resolved.  Further response from the Company was submitted subsequent to

March 31, 2002 and a response from the gaming authorities regarding certain operational issues is pending.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of March 31, 2002.

4.             RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  These statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the pooling of interest method and changes the accounting for goodwill from an amortization method to an impairment-only approach.  The Company adopted the new method of accounting for goodwill and other intangible assets on January 1, 2002.  The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized balances at the time of adoption.  Adoption of SFAS 141 and 142 had no effect on the Company’s results of operations.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The provisions of this statement are effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  Adoption of SFAS No. 144 had no effect on the Company's results of operations.

The Emerging Issues Task Force, or EITF, reached a consensus in EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).  EITF No. 01-09 codifies and reconciles certain issues related to the consideration given by a vendor to a customer that were previously addressed in EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22, Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, and Issue EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.  Generally, EITF 01-09 is scheduled to be effective for fiscal years ending after December 15, 2001.  We adopted EITF 01-09 during the quarter ended March 31, 2002 and our adoption did not have a material effect on our financial statements.

Item 2.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company’s financial statements, including the notes thereto, and the other financial information appearing elsewhere herein and by the audited financial statements and footnotes for the year ended December 31, 2001, which may be obtained upon request from the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained herein that are not historical facts, including but not limited to, statements regarding our business strategies and expectations concerning future operations, margins, profitability, liquidity, capital expenditures and capital resources, are based on current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Generally, the words “anticipates,” “believes,” “estimates,” “expects” and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. Although management believes that the expectations in such forward-looking statements are reasonable, it can give no assurance that any forward looking statements will prove to be correct and actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competition in Las Vegas, government regulation related to the gaming industry, uncertainty of casino customer spending and vacationing in casino resorts in Las Vegas, occupancy rates and average room rates in Las Vegas, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure improvements in Las Vegas, and general economic and business conditions that may affect levels of disposable income and pricing of hotel rooms, and other factors described at various times in the Company’s reports filed with the Securities and Exchange Commission.  The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995.  The forward-looking statements contained in this quarterly report on Form 10-Q speak only as of the date that we have filed the report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based.  For more information regarding risks inherent in an investment in the Company, see the section “Business — Risk Factors” in our annual Report on Form 10-K filed with the SEC on April 1, 2002.

OVERVIEW

Hard Rock Hotel, Inc.’s (the “Company”) sole business is the operation of the Hard Rock Hotel and Casino in Las Vegas, Nevada, which commenced operations on March 9, 1995.

IMPACT OF SEPTEMBER 11, 2001 TRAGIC EVENTS

We believe the tragic events of September 11 have had a negative impact on the Company’s net revenues and earnings.  The continuing effects related to these events cannot be estimated with a reasonable level of confidence at this time.

Casino volume and hotel occupancy levels have returned to pre-September 11 levels.  Room rates have increased since the initial impact after these events, but have not, on average, returned to pre-September 11 levels compared to similar prior year periods.  None of the Company’s personnel, facilities or suppliers were directly impacted and management believes the strategies the Company has been diligently pursuing for the past several years have positioned us well to meet the challenges we are facing at this time.  Further terrorist attacks, or the escalation of armed conflicts may, however, continue to adversely affect our results of operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

NET REVENUES.  Net revenues increased 1% for the three month period ended March 31, 2002 to $31.3 million compared to $30.9 million for the three month period ended March 31, 2001.  The increase in revenues is primarily attributable to a $0.8 million or 6% increase in casino revenues and a $0.3 million or 11% decrease in promotional allowances related to items furnished to customers on a complimentary basis.  These changes were partially offset by a $0.6 million or 8% decrease in lodging revenues and a $0.1 million or 4% decrease in retail revenues.

CASINO REVENUES.  The $0.8 million increase in casino revenues was primarily due to a $0.8 million or 9% increase in table game revenues and a $0.1 million or 3% increase in slot machine revenues offset partially be a less than $0.1 million decrease in race and sports revenues.  The increase in table games revenues was due to an increase in hold percentage and an increase in table games drop.  Table games hold percentage increased 1.0 percentage point to 13.7% from 12.7%.  Table games drop increased 1% to $72.1 million from $71.7 million.  The average number of table games in operations increased 14% to 89 from 78.  The net result of these changes in drop, hold percentage and average number of table games in operation was a decrease in win per table game per day to $1,232 from $1,300, a decrease of $68 or 5%.  We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the three month period ended March 31, 2002 was 15.3% compared to 14.7% for the three month period ended March 31, 2001.  Slot machine revenues increased due to an increase in handle offset partially by a decrease in win percentage.  Slot machine handle increased 7% to $78.8 million from $73.4 million.  Slot machine net win percentage decreased 0.1 percentage point to 4.3% from 4.4%.  We decreased the average number of slot machines in operation to 569 from 656, a decrease of 87 or 13% between comparative periods.  The net result of these changes in slot machine handle, win percent and average number of slot machines in operation was an increase in net win per slot machine per day to $65 from $55.

LODGING REVENUES.  The $0.6 million decrease in lodging revenues to $6.6 million from $7.2 million was primarily due to a decrease in the average daily room rate (“ADR”).  ADR decreased to $113 from $122, a decrease of $9 or 7%.  We believe the decrease in ADR was primarily due to competitive pressure in the market created by the larger hotels on the Las Vegas Strip post-September 11.  The occupancy percentage remained constant between periods at 93%.

FOOD AND BEVERAGE REVENUES.  Food and beverage revenues increased by less than $0.1 million.  Food revenues increased over $0.3 million and beverage revenues decreased by approximately $0.3 million.  The increase in food revenues was primarily due to $0.2 million of revenue contributed by our Starbucks coffee bar that opened during July 2001, a $0.1 million increase in Mr. Lucky’s food revenue and a $0.1 million increase in Pink Taco food revenue.  These increases in food revenues were partially offset by a $0.1 million decrease in banquet food revenue.  The decrease in beverage revenues was primarily due to a $0.3 million decrease in banquet beverage revenue, a $0.1 million decrease in Baby’s nightclub beverage revenues and a $0.1 million decrease in Center Bar beverage revenues.  These decreases in beverage revenues were offset partially by a $0.2 million increase in Center Bar beverage revenue.

RETAIL REVENUES.  We believe the $0.1 million decrease in retail revenues was due in part to continued general market decline in the themed restaurant merchandise segment, the addition of other retail operations in Las Vegas and a reduction in foreign tourists after the September 11 tragedy.

OTHER INCOME.  Other income decreased by less than $0.1 million.  The decrease is primarily due to a $0.1 million decrease in revenue from gaming chips purchased by customers that are not expected to be redeemed.

PROMOTIONAL ALLOWANCES.  Promotional allowances decreased to $2.5 million from $2.8 million, a decrease of $0.3 million or 11%.  The amount of complimentary items offered to table games customers is based on a percentage of the amounts wagered.  The decrease was due in part to a relatively high level of promotional allowances during the prior year period in relation to table games and slot volumes.

CASINO EXPENSES.  Casino expenses increased $0.4 million or 5% to $7.8 million from $7.4 million.  The increase was primarily due to a $0.5 million increase in gaming taxes and license expense, a $0.2 million increase in credit discount arrangements made with customers to promote goodwill or secure timely payment, $0.2 million increase in table games labor and benefit costs, a $0.2 million increase in slot advertising and tournament expenses and a $0.1 million increase in the cost of slot machine conversions to different game types.  These increases were offset partially by a $0.5 million decrease in bad debt expenses related to potentially uncollectible credit extended to casino customers, a $0.1 million reduction in the cost of complimentaries furnished to customers and a $0.1 million reduction in other casino marketing costs.  Casino expenses as a percentage of casino revenues decreased to 58% from 59%, a decrease of 1 percentage point due in part to the increase in hold percentage.

LODGING EXPENSES. Lodging expenses in relation to lodging revenues, prior to reclassifying the cost of complimentaries to casino expense, increased to 32% from 30%, an increase of 2 percentage points due in part to the decrease in ADR while the occupancy percentage remained constant.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, remained constant at 60%.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense, remained constant at 49%.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income increased to 53% from 47%, an increase of 6 percentage points.  The increase is primarily due to a decrease in other income as noted above for which there were no corresponding decreases in costs or expenses.

MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues increased to 18% from 16%, an increase of 2 percentage points.  The relative increase is primarily due to an increase in marketing expenditures associated with the Howard Stern broadcast live from the casino in February 2002, an increase in national advertising and in entertainment costs and expenses.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense decreased by less than $0.1 million.  The decrease was due to a decrease in depreciation related to short-lived property offset partially by depreciation related to the completion of the second phase of the hotel room remodel completed during the fourth quarter of 2001.

NET INTEREST EXPENSE.  Net interest expense decreased to $3.4 million from $4.2 million, a decrease of $0.8 million or 19%.  The decrease is primarily due to the decrease in outstanding borrowings and a decrease in the effective interest rate on the Company’s Credit Facility.

INCOME APPLICABLE TO COMMON SHAREHOLDERS.  Income applicable to common shareholders was $0.2 million compared to $0.1 million during the prior year period. The increase was due to the factors described above offset partially by a $0.1 million increase in preferred dividends.  Preferred dividends declared increased due to compounding returns on dividends that were not distributed.

LIQUIDITY AND CAPITAL RESOURCES

For the three month period ended March 31, 2002, our principal sources of funds were cash on-hand at December 31, 2001 and cash provided by operating activities of $7.5 million.  The amount of cash provided by operating activities primarily includes net income of $1.5 million, depreciation and amortization of $2.9 million, and $2.9 million of net changes in operating assets and liabilities.  The primary uses of funds were capital expenditures of $0.9 million, a $2.0 million decrease in construction payables and a $2.6 million reduction in the outstanding borrowings under our credit facility.  As a result, as of March 31, 2002, we had cash and cash equivalents of $10.6 million.

We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $38.0 million credit facility ($12.6 million as of March 31, 2002) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to April 1, 2003.  Our ability to raise additional funds is limited by restrictions on our financing activities under our credit facility and the Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

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

The credit facility contains certain covenants including, among other things, financial covenants, limitations on our ability to dispose of capital stock, enter into mergers and certain acquisitions, incur liens or indebtedness, issue dividends on stock, and enter into transactions with affiliates.  The credit facility is secured by substantially all of our property and equipment.

As of March 31, 2002, $10.6 million aggregate in dividends have accrued on our 9 1/4% Series A Cumulative Preferred Stock and 9 1/4% Series B Cumulative Preferred Stock.

Our ability to service our contractual obligations and commitments will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

Item 3.                                                     Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates.  We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments at March 31, 2002.

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

We had $26.3 million and $28.7. million in variable rate debt outstanding at March 31, 2002 and December 31, 2001, respectively.  Based upon these variable rate debt levels, a hypothetical 10% adverse change in interest rates (approximately a 52 basis point increase in the effective interest rate) would increase interest expense by approximately $0.1 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

(b)                                 Reports on Form 8-K

We filed a current report on Form 8-K, dated January 30, 2002, announcing, under Item 4, a change in our principal independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARD ROCK HOTEL, INC.

Date: May 14, 2002	/s/ James D. Bowen
James D. Bowen
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