Form 10-Q
period 2002-06-30
HARD ROCK HOTEL INC
filed 2002-08-14
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

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

Common Stock outstanding by class as of August 12, 2001

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

HARD ROCK HOTEL, INC.

Part I       FINANCIAL INFORMATION

Item 1.    Financial Statements

HARD ROCK HOTEL, INC.

CONDENSED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

ASSETS

	June 30,	December 31,
	2002	2001
Current assets:
Cash and cash equivalents	$9,151	$8,591
Accounts receivable, net of allowance for doubtful accounts of $1,716 and $1,904 as of June 30, 2002 and December 31, 2001, respectively	6,045	5,445
Inventories	1,463	1,640
Prepaid expenses and other current assets	566	358
Deferred income taxes	881	881
Total current assets	18,106	16,915

Property and equipment, net of accumulated depreciation and amortization	166,439	169,357

Other assets	3,302	3,503

TOTAL ASSETS	$187,847	$189,775

Current liabilities:

Accounts payable	$2,540	$2,160
Construction related payables	—	2,024
Related party payable	294	300
Accrued expenses	11,088	11,419
Interest payable	2,942	2,963
Current portion of long-term debt	1,046	424
Total current liabilities	17,910	19,290

Deferred income taxes	678	678
Long-term debt	142,458	148,259
Total long-term liabilities	143,136	148,937
Total liabilities	161,046	168,227

Commitments and contingencies

Preferred stock, 9 ¼% Series A Cumulative, no par value, redeemable, 40,000 shares authorized, 28,000 shares issued and outstanding	35,744	34,167
Preferred stock, 9 ¼% Series B Cumulative, no par value, redeemable, one share authorized, issued and outstanding	24,154	23,088

Shareholders’ deficit:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(40,605)	(43,215)
Total shareholders’ deficiency	(33,097)	(35,707)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$187,847	$189,775

The accompanying notes are an integral part of these unaudited condensed financial statements.

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three months Ended June 30		Six months Ended June 30
	2002	2001	2002	2001
Revenue:
Casino	$13,753	$13,528	$27,146	$26,108
Lodging	7,209	7,234	13,822	14,409
Food and beverage	11,658	10,259	21,618	20,189
Retail	2,384	2,337	4,625	4,641
Other income	1,964	1,928	3,616	3,663
Gross revenues	36,968	35,286	70,827	69,010
Less: promotional allowances	(2,820)	(2,567)	(5,363)	(5,398)
Net revenues	34,148	32,719	65,464	63,612

Costs and expenses:
Casino	8,452	8,199	16,264	15,639
Lodging	1,783	1,939	3,517	3,655
Food and beverage	5,557	5,206	10,587	10,241
Retail	989	965	1,998	1,997
Other	1,047	956	1,918	1,769
Marketing	1,658	1,069	3,597	2,432
Related party expenses	888	948	1,778	1,829
General and administrative	4,058	4,129	8,191	8,315
Depreciation and amortization	2,744	3,085	5,657	6,063
Total costs and expenses	27,176	26,496	53,507	51,940

Income from operations	6,972	6,223	11,957	11,672

Other income (expense):
Interest expense, net	(3,285)	(3,635)	(6,660)	(7,843)
Other, net	44	—	(44)	—

Income before provision for income taxes	3,731	2,588	5,253	3,829

Income tax provision	—	239	—	239
NET INCOME	3,731	2,349	5,253	3,590

Preferred stock dividends	(1,337)	(1,215)	(2,643)	(2,399)
Income applicable to common shareholders	$2,394	$1,134	$2,610	$1,191

BASIC AND DILUTED NET INCOME PER SHARE:

Applicable to common shareholders	$31.49	$14.92	$34.33	$15.67

Weighted average number of common shares outstanding	76,023	76,023	76,023	76,023

The accompanying notes are an integral part of these unaudited condensed financial statements.

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except supplemental schedule)

(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$5,253	$3,590
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,657	6,063
Provision for losses on accounts Receivable	(21)	847
Amortization of loan fees	369	580
Loss on sales of property and Equipment	44	—
Changes in operating assets and liabilities:
Accounts receivable	(579)	456
Inventories	177	216
Prepaid expenses and other current assets	(208)	463
Accounts payable	380	(605)
Related party payable	(6)	58
Accrued expenses	(331)	(3,426)
Interest payable	(21)	15
Net cash provided by (used in) operating activities	10,714	8,257
Cash flow from investing activities:
Purchases of property and equipment	(1,725)	(1,626)
Proceeds from sales of property and Equipment	52	77
Construction payables	(2,024)	(2,180)
Decrease (increase) in other assets	(168)	(154)
Net cash provided by (used in) investing activities	(3,865)	(3,883)

Cash flows from financing activities:
Principal payments on long-term debt	(6,289)	(4,600)
Net cash provided by (used in) financing activities	(6,289)	(4,600)

Net increase (decrease) in cash and cash Equivalents	560	(226)
Cash and cash equivalents, beginning of Period	8,591	7,979
Cash and cash equivalents, end of period	$9,151	$7,753

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,313	$7,248
Cash paid (received) during the period for income taxes, net	$—	$232

HARD ROCK HOTEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Schedule of Non-Cash Investing and Financing Activities:

                The value of the 9 1/4% Series A Cumulative Preferred Stock increased by approximately $1,577,000 and $1,432,000 in unpaid accrued dividends for the three-month periods ended June 30, 2002 and 2001, respectively.

                The value of the 9 1/4% Series B Cumulative Preferred Stock increased by approximately $1,066,000 and $967,000 in unpaid accrued dividends for the three-month periods ended June 30, 2002 and 2001, respectively.

The Company purchased $1,110,000 of equipment in exchange for indebtedness for the three-month period ended June 30, 2002.

The accompanying notes are an integral part of these unaudited condensed financial statements.

1.             BASIS OF PRESENTATION

                The accompanying unaudited financial statements of Hard Rock Hotel, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.   Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q and they do not include all information required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2002.  The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2001.  The Company has made certain financial statement reclassifications for the 2001 financial statements in order to classify amounts in a manner consistent with the 2002 financial statements which have had no effect upon net income.

2.             LONG-TERM DEBT

                In March 1998, the Company offered $120 million aggregate principal amount of its 9.25%, Senior Subordinated Notes due in 2005 (the “Notes”).  Concurrent with the execution of the Notes, the Company secured a senior secured reducing revolving line of credit under a new credit facility (the “Credit Facility”) through a group of banks.  As of June 30, 2002, the Company had $120.0 million outstanding in Notes and $21.9 million outstanding on its Credit Facility.  In addition, the Company has financed certain gaming equipment with the respective manufacturers.  As of June 30, 2002, the Company had $1.6 million of gaming equipment financing outstanding.

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

Credit Facility

                Effective June 2000, the Company entered into an amendment with regard to the Credit Facility whereby, among other things the commitment amount available under the Credit Facility was reduced to $42.0 million, the commitment further reduces by $2.0 million on the last day of each fiscal quarter commencing March 31, 2001, and also reduces, beginning September 30, 2001 and on each succeeding September 30, by 50% of excess cash flow, as defined, for the then most recently completed fiscal year.  Based on our calculations, we generated approximately $3.2 million excess cash flow as defined for the year ended December 31, 2001.  Accordingly, we expect the commitment will reduce by a total of approximately $3.6 million on September 30, 2002.

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

                The total commitment under the Credit Facility as of June 30, 2002 was $36.0 million.  The reduction provisions above shall terminate on the date upon which the commitment available under the Credit Facility is reduced to $25.0 million.  The Credit Facility expires on March 23, 2004.

                The Credit Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Credit Facility is secured by substantially all of the Company’s property at the Las Vegas site.  Interest on the credit facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 3.0% at June 30, 2002) and aggregating 5.1% at June 30, 2002), or the Base Rate, defined as the higher of the Federal Funds Rate plus ..5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all borrowings outstanding at June 30, 2002.  These margins are dependent upon the Company’s debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

3.             LEGAL AND REGULATORY PROCEEDINGS

                The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

                During July 2002, the Nevada Gaming Commission served the Company with a complaint for disciplinary action pursuant to NRS 463.310(2) and NRS 463.312 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  During July 2002, the Company entered into a stipulated agreement for settlement with the Nevada Gaming Commission and agreed to pay a fine of $100,000 which was properly accrued for in the Company’s results of operations during the three-month period ended June 30, 2002.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of June 30, 2002.

4.RECENT ACCOUNTING PRONOUNCEMENTS

                In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees.  This statement is effective for our 2003 fiscal year and early adoption is permitted.  We expect to adopt this statement on January 1, 2003 and do not expect the initial adoption to have a material effect on our financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.   The most significant provisions of this statement relate to the rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified.   Generally, SFAS No. 145 is effective for our 2003 fiscal year and may be adopted early.  We expect to adopt this statement on January 1, 2003 and do not expect its adoption to have a material effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement address financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  A fundamental conclusion reached by the FASB in this statement is than an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  This statement also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged.  We currently do not expect the adoption of this standard to have a material impact on our financial statements.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained herein that are not historical facts, including but not limited to, statements regarding our business strategies and expectations concerning future operations, margins, profitability, liquidity, capital expenditures and capital resources, are based on current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Generally, the words “anticipates,” “believes,” “estimates,” “expects” and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. Although management believes that the expectations in such forward-looking statements are reasonable, it can give no assurance that any forward looking statements will prove to be correct and actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competition in Las Vegas, government regulation related to the gaming industry, uncertainty of casino customer spending and vacationing in casino resorts in Las Vegas, occupancy rates and average room rates in Las Vegas, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure improvements in Las Vegas, and general economic and business conditions that may affect levels of disposable income and pricing of hotel rooms, and other factors described at various times in the Company’s reports filed with the Securities and Exchange Commission, including further terrorist attacks such as those experienced by the Country on September 11, 2001.  The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995.  The forward-looking statements contained in this quarterly report on Form 10-Q speak only as of the date that we have filed the report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based.  For more information regarding risks inherent in an investment in the Company, see the section “Business — Risk Factors” in our annual Report on Form 10-K filed with the SEC on April 1, 2002.

OVERVIEW

Hard Rock Hotel, Inc.’s (the “Company”) sole business is the operation of the Hard Rock Hotel and Casino in Las Vegas, Nevada, which commenced operations on March 9, 1995.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

NET REVENUES.  Net revenues increased 4% for the three month period ended June 30, 2002 to $34.1 million compared to $32.7 million for the three month period ended June 30, 2001.  The increase in revenues is primarily attributable to a $1.4 million or 14% increase in food and beverage revenues and a $0.3 million or 2% increase in casino revenues.  These increases were partially offset by a $0.2 million or 8% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $0.3 million increase in casino revenues was primarily due to a $1.8 million or 21% increase in table game revenues offset partially by a $1.4 million or 30% decrease in slot machine revenues and a $0.1 million or 50% decrease in race and sports revenues.  The increase in table games revenues was due to both an increase in table games drop and hold percentage.  Table games drop increased 15% to $78.5 million from $68.2 million.  Table games hold percentage increased 0.5 percentage points to 13.3% from 12.8%.  The average number of table games in operations increased 11% to 93 from 84.  The net result of these changes in drop, hold percentage and average number of table games in operation was an increase in win per table game per day to $1,236 from $1,139, an increase of $97 or 9%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the three month period ended June 30, 2002 was 16.0% compared to 14.8% for the three month period ended June 30, 2001.  Slot machine revenues decreased due to a decrease in handle and win percentage.  Slot machine handle decreased 4% to $88.6 million from $92.0 million.  Slot machine net win percentage decreased 1.4 percentage points to 3.6% from 5.0%.  We decreased the average number of slot machines in operation to 566 from 643, a decrease of 77 or 12% between comparative periods.  The net result of these changes in slot machine handle, win percent and average number of slot machines in operation was a decrease in net win per slot machine per day to $63 from $80, a decrease of $17 or 21%.  The $0.1 million decrease in race and sports revenues was due primarily to a decrease in sports hold percentage.

LODGING REVENUES.  Lodging revenues remained constant at $7.2 million between comparative periods.  Average daily room rate (“ADR”) increased to $118 from $117, an increase of $1 or 1% while miscellaneous hotel revenues declined slightly.  The occupancy percentage remained constant between periods at 98%.

FOOD AND BEVERAGE REVENUES.  The $1.4 million increase in food and beverage revenues was due to food revenues increasing approximately $0.9 million and beverage revenues increasing by approximately $0.6 million.  The increase in food revenues was primarily due to a $0.5 million increase in banquet food revenue, $0.2 million of revenue contributed by our Starbucks coffee bar that opened during July 2001, a $0.1 million increase in Pink Taco food revenue and a $0.1 million increase in beach club food revenue.  The increase in beverage revenues was primarily due to a $0.3 million increase in beach club beverage revenue, a $0.1 million increase in banquet beverage revenue, a $0.1 million beverage revenue increase in each of the Center Bar, the Las Vegas Lounge and the Pink Taco offset partially by a $0.1 million decrease in service bar beverage revenue.  The increases in beach club food and beverage revenues were due in part to longer operating hours and offering weekly beach parties promoted as “Pink Beach — Women on Top.”

RETAIL REVENUES AND OTHER INCOME.  Retail revenues and other income remained approximately constant at $1.0 million and $1.0 million, respectively, between comparative periods.

PROMOTIONAL ALLOWANCES.  Promotional allowances increased to $2.8 million from $2.6 million, an increase of $0.2 million or 8%.  The amount of complimentary items offered to table games customers is based on a percentage of the amounts wagered.  The increase was due primarily to the 15% increase in table games volume offset partially by the decrease in slot volume.

CASINO EXPENSES.  Casino expenses increased $0.3 million or 4% to $8.5 million from $8.2 million.  The increase was primarily due to a $0.7 million increase in player development marketing costs and a $0.1 million increase in the cost of complimentaries furnished to customers.  These increases were offset partially by a $0.3 million decrease in credit discount arrangements made with customers to promote goodwill or secure timely payment and a $0.2 million decrease in bad debt expenses related to potentially uncollectible credit extended to casino customers.  Casino expenses as a percentage of casino revenues remained constant between comparative periods at approximately 61%.

LODGING EXPENSES. Lodging expenses in relation to lodging revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 31% from 32%, a decrease of 1 percentage points due in part to the increase in ADR while the occupancy percentage remained constant.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 56% from 59%, a decrease of 3 percentage points.  Food costs and expenses in relation to food revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 73% from 83%, a decrease of 10 percentage points due primarily to reduced labor costs overall, increased banquet net production revenue and higher net operating margins by our Starbucks coffee bar that opened during July 2001 compared to the overall food net operating margin.  Beverage costs and expenses in relation to beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 42% from 43%, a decrease of 1 percentage point due primarily to higher banquet beverage operating margins offset partially by lower Baby’s nightclub operating margins during the current year three month period.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense, increased to 47% from 46%, an increase of 1 percentage point.  This increase was due to an increase in the cost of retail items offset partially by decreased credit card processing fees.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income increased to 53% from 50%, an increase of 3 percentage points.  The increase is primarily due to a decrease in other revenues from gaming chips purchased by customers that are not expected to be redeemed and in ATM commissions for which there were no corresponding decreases in costs or expenses and were offset partially by an increase in beach club cabana rentals for which there is no incremental cost and a decrease in the cost of cigar sales in Cuba Libre.

MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues remained constant at 15% between comparative periods.  An increase in marketing expenditures for the

Company’s new national advertising campaign and higher caliber entertainment offerings in the Joint were offset by a reduction in claims expense and legal matters.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense decreased by $0.4 million.  The decrease was due to a decrease in depreciation related to short-lived property which became fully depreciated in March 2002 at the seventh anniversary of the Company’s operations offset partially by increased depreciation related to the completion of the second phase of the hotel room remodel completed during the fourth quarter of 2001.

NET INTEREST EXPENSE.  Net interest expense decreased to $3.3 million from $3.6 million, a decrease of $0.3 million or 8%.  The decrease is primarily due to the decrease in outstanding borrowings and a decrease in the effective interest rate on the Company’s Credit Facility.

INCOME APPLICABLE TO COMMON SHAREHOLDERS.  Income applicable to common shareholders was $2.4 million compared to $1.1 million during the prior year three month period. The increase was due to the factors described above and a decrease in income tax expense and was offset partially by a $0.1 million increase in preferred stock dividends.  Preferred dividends declared increased due to compounding returns on dividends that were not distributed.

Six Months Ended June 30, 2002 and 2001

NET REVENUES.  Net revenues increased 3% for the six month period ended June 30, 2002 to $65.5 million compared to $63.6 million for the six month period ended June 30, 2001.  The increase in revenues is primarily attributable to a $1.4 million or 7% increase in food and beverage revenues and a $1.0 million or 4% increase in casino revenues.  These changes were partially offset by a $0.6 million or 4% decrease in lodging revenues.

CASINO REVENUES.  The $1.0 million increase in casino revenues was primarily due to a $2.5 million or 14% increase in table game revenues offset partially by a $1.3 million or 17% decrease in slot machine revenues and a $0.1 million or 25% decrease in race and sports revenues.  The increase in table games revenues was due to both an increase in table games drop and hold percentage.  Table games drop increased 8% to $150.6 million from $140.0 million.  Table games hold percentage increased 0.8 percentage points to 13.5% from 12.7%.  The average number of table games in operations increased 12% to 91 from 81.  The net result of these changes in drop, hold percentage and average number of table games in operation was an increase in win per table game per day to $1,234 from $1,215, an increase of $19 or 2%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the six month period ended June 30, 2002 was 15.7% compared to 14.8% for the six month period ended June 30, 2001.  Slot machine revenues decreased due to a decrease in win percentage offset partially by an increase in handle.  Slot machine handle increased 1% to $167.4 million from $165.4 million.  Slot machine net win percentage decreased 0.9 percentage points to 3.9% from 4.8%.  We decreased the average number of slot machines in operation to 567 from 655, a decrease of 88 or 13% between comparative periods.  The net result of these changes in slot machine handle, win percent and average number of slot machines in operation was a decrease in net win per slot machine per day to $64 from $66, a decrease of $2 or 3%.  The $0.1 million decrease in race and sports revenues was due primarily to a decrease in sports hold percentage.

LODGING REVENUES.  The $0.6 million decrease in lodging revenues to $13.8 million from $14.4 million was primarily due to a decrease in the average daily room rate (“ADR”).  ADR decreased to $116 from $119, a decrease of $3 or 3%.  We believe the decrease in ADR was primarily due to competitive pressure in the market created by the larger hotels on the Las Vegas Strip during the first quarter of 2002.  The occupancy percentage remained constant between periods at 96%.

FOOD AND BEVERAGE REVENUES.  The $1.4 million increase in food and beverage revenues was due to food revenues increasing approximately $1.3 million and beverage revenues increasing by approximately $0.1 million.  The increase in food revenues was primarily due to a $0.4 million increase in banquet food revenue, $0.4 million of revenue contributed by our Starbucks coffee bar that opened during July 2001, a $0.2 million increase in Pink Taco food revenue and a $0.1 million increase in Mr. Lucky’s food revenue.  The increase in beverage revenues was primarily due to a $0.3 million increase in beach club beverage revenue and a $0.2 million increase Center Bar beverage revenue.  These increases were offset partially due to a $0.2 million decrease in banquet beverage revenue, a $0.1 million decrease in Baby’s nightclub admissions revenue and a $0.1 million decrease in room service beverage revenue.  The increase in beach club beverage revenue was due in part to longer operating hours and offering weekly beach parties promoted as “Pink Beach — Women on Top."

RETAIL REVENUES, OTHER INCOME AND PROMOTIONAL ALLOWANCES.  Retail revenues, other income and promotional allowances remained approximately constant at $4.6 million, $3.6 million and $5.4 million, respectively, between comparative periods.

CASINO EXPENSES.  Casino expenses increased $0.7 million or 4% to $16.3 million from $15.6 million.  The increase was primarily due to a $0.8 million increase in player development marketing costs, a $0.3 million increase in casino labor and benefit costs, a $0.3 million increase in gaming taxes and license expense and a $0.1 million increase in the cost of slot machine conversions to different game types.  These increases were offset partially by a $0.8 million decrease in bad debt expenses related to potentially uncollectible credit extended to casino customers and a $0.1 million decrease in credit discount arrangements made with customers to promote goodwill or secure timely payment.  Casino expenses as a percentage of casino revenues remained constant between comparative periods at approximately 60%.

LODGING EXPENSES. Lodging expenses in relation to lodging revenues, prior to reclassifying the cost of complimentaries to casino expense remained constant between comparative periods at approximately 31%.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 58% from 60%, a decrease of 2 percentage points.  Food costs and expenses in relation to food revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 75% from 83%, a decrease of 8 percentage points due primarily to increased banquet net production revenue, a relative reduction in the cost of food items sold and to reduced labor costs overall.  Beverage costs and expenses in relation to beverage revenues, prior to reclassifying the cost of complimentaries to casino expense remained constant at approximately 43%.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense, remained constant at approximately 48%.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income increased to 53% from 48%, an increase of 5 percentage points.  The increase is primarily due to a decrease in other revenues from gaming chips purchased by customers that are not expected to be redeemed and in ATM commissions for which there were no corresponding decreases in costs or expenses and were offset partially by an increase in beach club cabana rentals for which there is no incremental cost.

MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues increased to 17% from 16%, an increase of 1 percentage point due primarily to higher caliber entertainment offerings in the Joint, an increase in marketing expenditures for the Company’s new national advertising campaign, an increase in marketing expenditures associated with the Howard Stern broadcast live from the casino in February 2002 and an increase in the cost of property and casualty insurance and were offset partially by a reduction in claims expense and legal matters.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense decreased by $0.4 million.  The decrease was due to a decrease in depreciation related to short-lived property which became fully depreciated in March 2002 at the seventh anniversary of the Company’s operations offset partially by increased depreciation related to the completion of the second phase of the hotel room remodel completed during the fourth quarter of 2001.

NET INTEREST EXPENSE.  Net interest expense decreased to $6.7 million from $7.8 million, a decrease of $1.1 million or 14%.  The decrease is primarily due to the decrease in outstanding borrowings and a decrease in the effective interest rate on the Company’s Credit Facility.

INCOME APPLICABLE TO COMMON SHAREHOLDERS.  Income applicable to common shareholders was $2.6 million compared to $1.2 million during the prior year six month period. The increase was due to the factors described above and a decrease in income tax expense and was offset partially by a $0.2 million increase in preferred stock dividends.  Preferred dividends declared increased due to compounding returns on dividends that were not distributed.

LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended June 30, 2002, our principal sources of funds were cash on-hand at December 31, 2001 and cash provided by operating activities of $10.7 million.  The amount of cash provided by operating activities primarily includes net income of $5.3 million, net of depreciation and amortization of $5.6 million and amortization of loan fees of $0.4 million.  The primary uses of funds were capital expenditures of $1.8 million, a $2.0 million decrease in construction payables, a $6.3 million reduction in the outstanding borrowings and a $0.6 million net change in operating assets and liabilities.  As a result, as of June 30, 2002, we had cash and cash equivalents of $9.2 million.

We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $36 million Credit Facility ($14.1 million as of June 30, 2002) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to July 1, 2003.  Our ability to raise additional funds is limited by restrictions on our financing activities under our credit facility and the Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

The amount available under the Credit Facility began reducing by $2.0 million on September 30, 2001 and will continue to reduce by $2.0 million on the last day of each subsequent fiscal quarter until it reaches $25.0 million.  Effective December 2001, the Company entered into an amendment with regard to the Credit Facility whereby the $2.0 million quarterly commitment reduction for the quarter ending December 31, 2001 was waived.  Beginning September 30, 2001 and on each succeeding September 30, the credit line reduces by 50% of Excess Cash Flow, as defined, for the then most recently completed fiscal year.  Based on our calculations, we generated approximately $3.2 million excess cash flow as defined for the year ended December 31, 2001.  Accordingly, we expect the commitment will reduce by a total of approximately $3.6 million on September 30, 2002.

The credit facility contains certain covenants including, among other things, financial covenants, limitations on our ability to dispose of capital stock, enter into mergers and certain acquisitions, incur liens or indebtedness, issue dividends on stock, and enter into transactions with affiliates.  The credit facility is secured by substantially all of our property and equipment.

As of June 30, 2002, $11.9 million aggregate in dividends have accrued on our 9 1/4% Series A Cumulative Preferred Stock and 9 1/4% Series B Cumulative Preferred Stock.

                Our ability to service our contractual obligations and commitments will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of June 30, 2002.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees.  This statement is effective for our 2003 fiscal year and early adoption is permitted.  We expect to adopt this statement on January 1, 2003 and do not expect the initial adoption to have a material effect on our financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.   The most significant provisions of this statement relate to the rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified.   Generally, SFAS No. 145 is effective for our 2003 fiscal year and may be adopted early.  We expect to adopt this statement on January 1, 2003 and do not expect its adoption to have a material effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement address financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  A fundamental conclusion reached by the FASB in this statement is than an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  This statement also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged.  We currently do not expect the adoption of this standard to have a material impact on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates.  We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments at June 30, 2002.

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

We had $23.5 million and $28.7. million in variable rate debt outstanding at June 30, 2002 and December 31, 2001, respectively.  Based upon these variable rate debt levels, a hypothetical 10% adverse change in interest rates (approximately a 53 basis point increase in the effective interest rate) would increase interest expense by approximately $0.1 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

                During July 2002, the Nevada Gaming Commission served the Company with a complaint for disciplinary action pursuant to NRS 463.310(2) and NRS 463.312 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  During July 2002, the Company entered into a stipulated agreement for settlement with the Nevada Gaming Commission and agreed to pay a fine of $100,000 which was properly accrued for in the Company’s results of operations during the three-month period ended June 30, 2002.

Item 6.                                                             Exhibits and Reports on Form 8-K

                                                (a)           Exhibits

EXHIBIT
NUMBER		DESCRIPTION

	3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1)	3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2)	3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(2)	3.3	Certificate of Designation of 9 1/4% Series A Cumulative Preferred Stock, no par value per share.

(3)	3.4	Certificate of Designation of 9 1/4% Series B Cumulative Preferred Stock, no par value per share.

(1)	3.5	Second Amended and Restated By-Laws of the Company

	99.1	Certification of Chief Executive Officer and Chief Financial Officer.

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

HARD ROCK HOTEL, INC.

Date: August 12, 2002	/s/ James D. Bowen
James D. Bowen
DULY AUTHORIZED OFFICER

/s/ JAMES D. BOWEN
James D. Bowen
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)