Form 10-Q
period 2002-09-30
HARD ROCK HOTEL INC
filed 2002-11-14
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

OR

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]  No[   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock outstanding by class as of November 14, 2002

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

HARD ROCK HOTEL, INC.

INDEX

Part I — FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements

                Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001 (unaudited)

                Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2002 and 2001(unaudited)

                Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001 (unaudited)

                Notes to Condensed Consolidated Financial Statements (unaudited)

        Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Item 4. Controls and Procedures

PART II — OTHER INFORMATION

        Item 1. Legal Proceedings

        Item 6: Exhibits and Reports on Form 8-K

                (a) Exhibits

                (b) Reports on Form 8-K

                Signatures

Part I — FINANCIAL INFORMATION

         Item 1. Financial Statements

HARD ROCK HOTEL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share amounts)

	September 30,	December 31,
	2002	2001
Current assets:
Cash and cash equivalents	$ 10,509	$ 8,591
Accounts receivable, net of allowance for doubtful accounts of $1,380 and $1,904 as of September 30, 2002 and December 31, 2001, respectively	5,257	5,445
Inventories	1,308	1,640
Prepaid expenses and other current assets	1,322	358
Related party receivable	1,165	—
Deferred income taxes	881	881
Total current assets	20,442	16,915

Property and equipment, net of accumulated depreciation and amortization	166,837	169,357

Other assets	2,700	3,503

TOTAL ASSETS	$ 189,979	$ 189,775

Current liabilities:

Accounts payable	$ 2,925	$ 2,160
Construction related payables	1,032	2,024
Related party payable	—	300
Accrued expenses	10,539	11,419
Interest payable	5,688	2,963
Current portion of long-term debt	1,127	424
Total current liabilities	21,311	19,290

Deferred income taxes	678	678
Long-term debt	139,310	148,259
Total long-term liabilities	139,988	148,937
Total liabilities	161,299	168,227

Commitments and contingencies

Preferred stock, 9 1/4% Series A Cumulative, no par value, redeemable, 40,000 shares authorized, 28,000 shares issued and outstanding	36,571	34,167
Preferred stock, 9 1/4% Series B Cumulative, no par value, redeemable, one share authorized, issued and outstanding	24,713	23,088

Shareholders’ deficiency:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(40,112)	(43,215)
Total shareholders’ deficiency	(32,604)	(35,707)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$ 189,979	$ 189,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HARD ROCK HOTEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three months Ended September 30		Nine months Ended September 30
	2002	2001	2002	2001
Revenue:
Casino	15,217	11,363	42,363	37,471
Lodging	6,833	6,397	20,655	20,806
Food and beverage	10,212	9,455	31,830	29,644
Retail	2,219	2,153	6,844	6,794
Other income	1,987	1,893	5,603	5,556
Gross revenues	36,468	31,261	107,295	100,271
Less: promotional allowances	(2,736)	(2,450)	(8,099)	(7,848)
Net revenues	33,732	28,811	99,196	92,423

Costs and expenses
Casino	8,503	8,064	24,767	23,703
Lodging	1,856	1,862	5,373	5,517
Food and beverage	5,568	5,141	16,155	15,382
Retail	925	894	2,923	2,891
Other	1,032	1,023	2,950	2,792
Marketing	2,265	851	5,862	3,283
Related party expenses	1,001	862	2,779	2,691
General and administrative	4,539	4,023	12,730	12,338
Depreciation and amortization	2,826	3,052	8,483	9,115
Pre-opening	100	—	100	—
Total costs and expenses	28,615	25,772	82,122	77,712

Income from operations	5,117	3,039	17,074	14,711

Other income (expense):
Interest expense, net	(3,242)	(3,826)	(9,902)	(11,669)
Other, net	4	—	(40)	—

Income (loss) before provision for income taxes	1,879	(787)	7,132	3,042

Income tax (benefit) provision	—	(119)	—	120
NET INCOME (LOSS)	1,879	(668)	7,132	2,922

Preferred stock dividends	(1,386)	(1,265)	(4,029)	(3,664)
Income (loss) applicable to common shareholders	$ 493	$ (1,933)	$ 3,103	$ (742)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

Applicable to common shareholders	$ 6.48	$ (25.43)	$ 40.82	$ (9.76)

Weighted average number of common shares outstanding	76,023	76,023	76,023	76,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HARD ROCK HOTEL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except supplemental schedule)
(unaudited)

	Nine Months Ended September 30
	2002	2001
Cash flows from operating activities:
Net income	$ 7,132	$ 2,922
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,483	9,115
Provision for losses on accounts receivable	217	1,236
Amortization of loan fees	553	764
Loss on sales of property and equipment	40	—
Changes in operating assets and liabilities:
Accounts receivable	(29)	715
Inventories	332	451
Prepaid expenses and other current assets	(964)	(73)
Accounts payable	765	(1,581)
Related party payable	(1,465)	(94)
Accrued expenses	(880)	(4,204)
Interest payable	2,725	3,011
Net cash provided by (used in) operating activities	16,909	12,262
Cash flows from investing activities:
Purchases of property and equipment	(4,710)	(2,251)
Proceeds from sales of property and equipment	56	97
Construction payables	(992)	(2,180)
Decrease (increase) in other assets	250	414
Net cash provided by (used in) investing activities	(5,396)	(3,920)

Cash flows from financing activities:
Principal payments on long-term debt	(9,595)	(8,600)
Net cash provided by (used in) financing activities	(9,595)	(8,600)

Net increase (decrease) in cash and cash equivalents	1,918	(258)
Cash and cash equivalents, beginning of period	8,591	7,979
Cash and cash equivalents, end of period`	$ 10,509	$ 7,721

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$ 6,624	$ 7,894
Cash paid (received) during the period for income taxes, net	$ —	$ 178

HARD ROCK HOTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Schedule of Non-Cash Investing and Financing Activities:

                The value of the 9 1/4% Series A Cumulative Preferred Stock increased by approximately $2,404,000 and $2,187,000 in unpaid accrued dividends for the nine-month periods ended September 30, 2002 and 2001, respectively.

                The value of the 9 1/4% Series B Cumulative Preferred Stock increased by approximately $1,625,000 and $1,477,000 in unpaid accrued dividends for the nine-month periods ended September 30, 2002 and 2001, respectively.

                The Company purchased $1,349,000 of equipment and incurred indebtedness to the manufacturer during the nine-month period ended September 30, 2002.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1.— BASIS OF PRESENTATION

                The accompanying unaudited consolidated financial statements of Hard Rock Hotel, Inc. ("Hard Rock"), a Nevada corporation, include the accounts of Hard Rock and the development activities of its subsidiary, Pink Taco Corporation ("Pink Taco Corp."), a Nevada corporation, (collectively the "Company"). Hard Rock was formed in August 1993 and began operations on March 9, 1995. Pink Taco Corp., was formed in September 2002 and is in the development stage and has no operating history. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q and they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2002. The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2001. The Company has made certain financial statement reclassifications for the 2001 financial statements in order to classify amounts in a manner consistent with the 2002 financial statements which have had no effect upon net income.

2. — LONG-TERM DEBT

                In March 1998, the Company offered $120 million aggregate principal amount of its 9.25%, Senior Subordinated Notes due in 2005 (the "Notes"). Concurrent with the execution of the Notes, the Company secured a senior secured reducing revolving line of credit under a new credit facility (the "Credit Facility") through a group of banks. As of September 30, 2002, the Company had $120.0 million outstanding in Notes and $18.9 million outstanding on its Credit Facility. In addition, the Company has financed certain gaming equipment with the respective manufacturers. As of September 30, 2002, the Company had $1.5 million of gaming equipment financing outstanding.

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

                Effective October 2002, the Company entered into another amendment with regard to the Credit Facility whereby the commitment reduction scheduled for September 30, 2002 related to excess cash flow as defined for the year ended December 31, 2001 was waived. Additionally, pursuant to the amendment, the lenders consented to the creation of Pink Taco Corp. as described above and capital expenditures with respect thereto or for other expansion projects in an amount not to exceed an aggregate of $13.0 million (not to exceed $7.5 million in any year with up to $2.0 million of such limitation not expended during any year to be available the following year).

                The total commitment under the Credit Facility as of September 30, 2002 was $34.0 million. The reduction provisions above shall terminate on the date upon which the commitment available under the Credit Facility is reduced to $25.0 million. The Credit Facility expires on March 23, 2004.

                The Credit Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates. The Credit Facility is secured by substantially all of the Company’s property at the Las Vegas site. Interest on the credit facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin, not to exceed 3.5%, (applicable margin was 3.0% at September 30, 2002 and aggregating 5.1% at September 30, 2002), or the Base Rate, defined as the higher of the Federal Funds Rate plus .5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%). The Company chose the LIBOR Index for all borrowings outstanding at September 30, 2002. These margins are dependent upon the Company’s debt to EBITDA ratio, as defined. Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

3. — LEGAL AND REGULATORY PROCEEDINGS

                The Company is a defendant in various lawsuits relating to routine matters incidental to its business. Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of September 30, 2002.

4. — RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.— Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

                All statements contained herein that are not historical facts, including but not limited to, statements regarding our business strategies and expectations concerning future operations, margins, profitability, liquidity, capital expenditures and capital resources, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. Although management believes that the expectations in such forward-looking statements are reasonable, it can give no assurance that any forward looking statements will prove to be correct and actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competition in Las Vegas, government regulation related to the gaming industry, uncertainty of casino customer spending and vacationing in casino resorts in Las Vegas, occupancy rates and average room rates in Las Vegas, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure improvements in Las Vegas, the viability of developing a restaurant in California and general economic and business conditions that may affect levels of disposable income and pricing of hotel rooms, and other factors described at various times in the Company’s reports filed with the Securities and Exchange Commission, including further terrorist attacks such as those experienced by the Country on September 11, 2001. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report on Form 10-Q speak only as of the date that we have filed the report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based. For more information regarding risks inherent in an investment in the Company, see the section "Business — Risk Factors" in our annual Report on Form 10-K filed with the SEC on April 1, 2002.

OVERVIEW

                Hard Rock Hotel, Inc.’s (the "Company") sole business is the operation of the Hard Rock Hotel and Casino in Las Vegas, Nevada, which commenced operations on March 9, 1995.

RESULTS OF OPERATIONS

Three-Months Ended September 30, 2002 and 2001

                NET REVENUES. Net revenues increased 17% for the three-month period ended September 30, 2002 to $33.7 million compared to $28.8 million for the three-month period ended September 30, 2001. The $4.9 million increase in net revenues is attributable to improvement in every operating department including a $3.8 million or 33% increase in casino revenues, a $0.4 million or 6% increase in lodging revenues, a $0.8 million or 8% increase in food and beverage revenues, a $0.1 million or 5% increase in retail revenues and a $0.1 million or 5% increase in other revenues. These increases were offset partially by a $0.3 million or 12% increase in promotional allowances related to items furnished to customers on a complimentary basis.

                CASINO REVENUES. The $3.8 million increase in casino revenues was due to a $2.3 million or 28% increase in table game revenues, a $1.4 million or 47% increase in slot machine revenues and a $0.1 million or 100% increase in race and sports revenues. The increase in table games revenues was due to both an increase in table games drop and hold percentage. Table games drop increased $9.3 million or 14% to $74.5 million from $65.2 million. Table games hold percentage increased 1.5 percentage points to 13.9% from 12.4%. The average number of table games in operations increased to 94 from 84, an increase of 10 games or 12%. The net result of these increases in drop, hold percentage and average number of table games in operation was an increase in win per table game per day to $1,197 from $1,042, an increase of $155 or 15%. We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Strip, our net hold percentage for the three-month period ended September 30, 2002 was 16.2% compared to 14.4% for the three-month period ended September 30, 2001. Slot machine revenues increased due to an increase in handle and in win percentage. Slot machine handle increased $18.5 million or 24% to $95.5 million from $77.0 million. Slot machine net win percentage increased 0.7 of a percentage point to 4.9% from 4.2%. We decreased the average number of slot machines in operation to 563 from 623, a decrease of 60 or 10% between comparative periods. The net result of these changes in slot machine handle, win percent and average number of slot machines in operation was an increase in net win per slot machine per day to $90 from $56, an increase of $34 or 61%.

                LODGING REVENUES. The $0.4 million increase in lodging revenues to $6.8 million from $6.4 million was due to an increase in the average daily room rate ("ADR") and occupancy percentage. ADR increased to $113 from $107, an increase of $6 or 6%. The occupancy percentage increased 2.5 percentage points to 96.1% from 93.6%.

                FOOD AND BEVERAGE REVENUES. The $0.8 million increase in food and beverage revenues was due to food revenues increasing approximately $0.3 million and beverage revenues increasing by approximately $0.5 million. The increase in food revenues was due to increased revenues in every operating department with the exception of banquets for which revenues decreased approximately $0.1 million. The net increase was also offset partially by the closure of Mortoni’s restaurant during July 2002. The increase in beverage revenues was primarily due to a $0.2 million increase in beach club beverage, a $0.2 million increase in Baby’s nightclub, a $0.1 million increase in each of the Center Bar, the Pink Taco and AJ’s offset partially by a $0.1 million decrease in banquets and the closure of Mortoni’s bar during July 2002. Mortoni’s restaurant and bar has been replaced by Simon Kitchen & Bar which opened during October 2002.

                RETAIL REVENUES. The $0.1 million increase in retail revenues was primarily due to the results of longer operating hours on nights that entertainment was offered in the Joint and due to additional advertising and marketing efforts directed at guests of nearby hotels.

               OTHER INCOME. The $0.1 million increase in other income was primarily due to a significant increase in beach club cabana rentals.

               PROMOTIONAL ALLOWANCES. The $0.3 million increase in promotional allowances was due to an increase in casino and general marketing complimentary items offered to customers as a result of increased casino volume.

                CASINO EXPENSES. Casino expenses increased $0.4 million or 5% to $8.5 million from $8.1 million. The increase was primarily due to a $0.2 million increase in credit discount arrangements made with customers to promote goodwill or secure timely payment, a $0.2 million increase in gaming fees and taxes, a $0.2 million increase in entertainment expenses and a $0.1 million increase in the cost of complimentaries related to items furnished to customers on a complimentary basis. These increases were offset partially by a $0.1 million decrease in the cost of slot tournaments, a $0.1 million decrease in the cost of other operating supplies and a $0.1 million decrease in bad debt expenses related to potentially uncollectible credit extended to casino customers. Casino expenses as a percentage of casino revenues decreased to 56% from 71%, a decrease of 15 percentage points between comparative periods, due to the increases in gaming hold and win percentages as noted above and increases in casino volume which were driven in large part by increases in marketing and entertainment expenditures instead of casino marketing expenditures.

                LODGING EXPENSES. Lodging expenses in relation to lodging revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 33% from 35%, a decrease of 2 percentage points, due primarily to the increase in ADR while keeping expenses relatively constant.

                FOOD AND BEVERAGE COSTS AND EXPENSES. Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, remained constant at 64%. Food costs and expenses in relation to food revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 89% from 90%, a decrease of 1 percentage point, due to a relative reduction in labor costs to 49% from 51% of food revenues offset partially by a relative increase in other operating expenses to 9% from 8% of food revenues. Beverage costs and expenses in relation to beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, increased to 47% from 46%, an increase of 1 percentage point due primarily to beverage cost of sales increasing to 24% from 23% of beverage revenues and other operating expenses increasing to 8% from 7% of beverage revenues offset partially by labor costs decreasing as a percentage of beverage revenues by less than 1 percentage point.

                RETAIL COSTS AND EXPENSES. Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense, increased to 46% from 45%, an increase of 1 percentage point. This increase was due primarily to other operating costs increasing to 4% from 2% of retail revenues offset partially by a decrease in the cost of retail items sold to 36% from 35% of retail revenues.

                OTHER COSTS AND EXPENSES. Other costs and expenses in relation to other income decreased to 52% from 54%, a decrease of 2 percentage points. The decrease is primarily due to a $0.1 million increase in other revenues from cabana rentals for which there were no corresponding increase in costs or expenses.

                MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses in relation to gross revenues increased to 18.7% from 15.6%, an increase of 3.1 percentage points between comparative periods. The increase was primarily due to increasing entertainment expense by 1.8% of gross revenues due to higher caliber offerings in the Joint, increasing management incentive expenses due to improved performance by 1.7% of gross revenues and increasing expenditures for the Company's national and local advertising campaigns by 1.3% of gross revenues offset partially by decreasing labor costs by 1.9% of gross revenues.

                DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased by $0.2 million. The decrease was due to a decrease in depreciation related to short-lived property which became fully depreciated in March 2002 at the seventh anniversary of the Company’s operations offset partially by increased depreciation related to the completion of the second phase of the hotel room remodel completed during the fourth quarter of 2001.

                PRE-OPENING. The Company expensed $0.1 million of pre-opening expense related wages and other costs for Simon Kitchen and Bar which replaced Mortoni’s restaurant and bar. Simon Kitchen and Bar opened during October 2002.

                NET INTEREST EXPENSE. Net interest expense decreased to $3.2 million from $3.8 million, a decrease of $0.6 million or 16%. The decrease is primarily due to the decrease in outstanding borrowings and a decrease in the effective interest rate on the Company’s Credit Facility.

                INCOME TAXES. Hard Rock does not have tax expense for during the current year period due to the being able to offset 100% of alternative minimum taxable ("AMT") income with AMT net operating loss carryforwards ("NOL") from previous periods. This is due to legislation passed in the Job Creation and Worker Assistance Act of 2002 which increases the limit on AMT NOL deductions from 90 percent to 100 percent for NOL's generated or taken as carryforwards in tax years ending during 2001 and 2002.

                INCOME APPLICABLE TO COMMON SHAREHOLDERS. Income applicable to common shareholders was $0.5 million compared to a loss of $1.9 million during the prior year three-month period. The improvement was due to the factors described above and was offset partially by a $0.1 million decrease in income tax benefit and a $0.1 million increase in preferred stock dividends. Preferred dividends declared increased due to compounding returns on dividends that were not distributed.

Nine-Months Ended September 30, 2002 and 2001

                NET REVENUES. Net revenues increased 7% for the nine-month period ended September 30, 2002 to $99.2 million compared to $92.4 million for the nine-month period ended September 30, 2001. The $6.8 million increase in net revenues is primarily attributable to a $4.9 million or 13% increase in casino revenues, a $2.2 million or 7% increase in food and beverage revenues and a $0.1 million or 1% increase in retail and other revenues. These increases were partially offset by a $0.1 million or 1% decrease in lodging revenues and a $0.3 million or 3% increase in promotional allowances related to items furnished to customers on a complimentary basis.

                CASINO REVENUES. The $4.9 million increase in casino revenues was primarily due to a $4.8 million or 19% increase in table game revenues and a $0.1 million or 1% increase in slot machine revenues. The increase in table games revenues was due to both an increase in table games drop and hold percentage. Table games drop increased $19.9 million or 10% to $225.1 million from $205.2 million. Table games hold percentage increased 1.0 percentage point to 13.6% from 12.6%. The average number of table games in operations increased to 92 from 82, an increase of 10 games or 12%. The net result of these increases in drop, hold percentage and average number of table games in operation was an increase in win per table game per day to $1,221 from $1,155, an increase of $66 or 6%. We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Strip, our net hold percentage for the nine-month period ended September 30, 2002 was 15.8% compared to 14.6% for the nine-month period ended September 30, 2001. Slot machine revenues increased due to an increase in handle offset partially by a decrease in win percentage. Slot machine handle increased $20.5 million or 8% to $262.9 million from $242.4 million. Slot machine net win percentage decreased 0.3 of a percentage point to 4.3% from 4.6%. We decreased the average number of slot machines in operation to 566 from 644, a decrease of 78 or 12% between comparative periods. The net result of these changes in slot machine handle, win percent and average number of slot machines in operation was an increase in net win per slot machine per day to $73 from $63, an increase of $10 or 16%.

               LODGING REVENUES. The $0.1 million decrease in lodging revenues to $20.7 million from $20.8 million was primarily due to a $0.3 million decrease in telephone sales due to the increasing use of cellular telephones, a trend that we expect to continue. This decrease was offset partially by an increase in the occupancy percentage to 95.9% from 94.8%. The ADR remained constant at $115 between periods.

               FOOD AND BEVERAGE REVENUES. The $2.2 million increase in food and beverage revenues was due to food revenues increasing approximately $1.6 million and beverage revenues increasing by approximately $0.6 million. The increase in food revenues was due to increased revenues in every operating department offset partially by the closure of Mortoni’s restaurant during July 2002. The increase in beverage revenues was primarily due to a $0.4 million increase in beach club beverage revenue, a $0.3 million increase in Center Bar beverage revenue and a $0.1 million increase in each of AJ’s bar, Pink Taco Bar and Las Vegas Lounge revenues. These increases were offset partially by a $0.3 million decrease in banquet beverage revenue and a $0.1 million decrease in each of room service beverage and service bar revenues and the closure of Mortoni’s bar during July 2002. Mortoni’s restaurant and bar has been replaced by Simon Kitchen & Bar which opened during October 2002. The increase in beach club beverage revenue was due in part to longer operating hours and offering weekly beach parties promoted as "Pink Beach — Women on Top."

                RETAIL REVENUES AND OTHER INCOME. Retail and other revenues increased $0.1 million in aggregate. The increase in retail revenues was primarily due to the results of longer retail operating hours on nights that entertainment was offered in the Joint and due to additional advertising and marketing efforts of retail merchandise directed at guests of nearby hotels. The increase in other income was due primarily to a $0.2 million increase in beach club cabana rentals, a $0.1 million increase in Rock Spa revenues and a $0.1 million increase in Cuba Libre cigar store revenues offset partially by a $0.2 million decrease in revenue from gaming chips purchased by customers that are not expected to be redeemed and a $0.1 million decrease in ATM commissions.

                PROMOTIONAL ALLOWANCES. The $0.3 million increase in promotional allowances was due to an increase in casino and general marketing complimentary items offered to customers as a result of increased casino volume.

                CASINO EXPENSES. Casino expenses increased $1.1 million or 5% to $24.8 million from $23.7 million. The increase was primarily due to a $1.1 million increase in player development marketing costs, a $0.6 million increase in gaming and other taxes and license expense, a $0.2 million increase in credit discount arrangements made with customers to promote goodwill or secure timely payment, a $0.2 increase in casino labor expense and a $0.2 million increase in the cost of complimentaries related to items furnished to customers on a complimentary basis. These increases were offset partially by a $1.0 million decrease in bad debt expenses related to potentially uncollectible credit extended to casino customers and a $0.2 million decrease in other operating costs. Casino expenses as a percentage of casino revenues decreased to 48% from 52%, a decrease of 4 percentage points between comparative periods, due to the increases in gaming hold percentage as noted above and increases in casino volume which were driven in large part by increases in marketing and entertainment expenditures instead of casino marketing expenditures.

                LODGING EXPENSES. Lodging expenses in relation to lodging revenues, prior to reclassifying the cost of complimentaries to casino expense, remained constant between comparative periods at approximately 32%.

                FOOD AND BEVERAGE COSTS AND EXPENSES. Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 60% from 61%, a decrease of 1 percentage point. Food costs and expenses in relation to food revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 80% from 86%, a decrease of 6 percentage points, due to a relative reduction in labor and food costs offset partially by a relative increase in other operating expenses. Beverage costs and expenses in relation to beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, increased to 45% from 44%, an increase of 1 percentage point due primarily to higher beverage cost of sales and other operating expenses.

                RETAIL COSTS AND EXPENSES. Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense, remained constant at approximately 47%.

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

                MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses in relation to gross revenues increased to 17.3% from 15.6%, an increase of 1.7 percentage points. The increase was primarily due increasing entertainment expense by 1.0% of gross revenues due to higher caliber offerings in the Joint, increasing marketing promotions expenditures, such as those associated with the Howard Stern broadcast live from the casino in February 2002, by 0.7% of gross revenues, increasing expenditures for the Company’s national and local advertising by 0.6% of gross revenues, and increasing management incentive expenses by 0.6% of gross revenues offset partially by reducing labor expenses by 0.7% of gross revenues.

                DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased by $0.6 million. The decrease was due to a decrease in depreciation related to short-lived property which became fully depreciated in March 2002 at the seventh anniversary of the Company’s operations offset partially by increased depreciation related to the completion of the second phase of the hotel room remodel completed during the fourth quarter of 2001.

                PRE-OPENING. The Company expensed $0.1 million of pre-opening expense related wages and other costs for Simon Kitchen and Bar which replaced Mortoni’s restaurant and bar. Simon Kitchen and Bar opened during October 2002.

                NET INTEREST EXPENSE. Net interest expense decreased to $9.9 million from $11.7 million, a decrease of $1.8 million or 15%. The decrease is primarily due to the decrease in outstanding borrowings and a decrease in the effective interest rate on the Company’s Credit Facility.

                INCOME TAXES. Hard Rock does not have tax expense for during the current year period due to the being able to offset 100% of alternative minimum taxable ("AMT") income with AMT net operating loss carryforwards ("NOL") from previous periods. This is due to legislation passed in the Job Creation and Worker Assistance Act of 2002 which increases the limit on AMT NOL deductions from 90 percent to 100 percent for NOL's generated or taken as carryforwards in tax years ending during 2001 and 2002.

                INCOME APPLICABLE TO COMMON SHAREHOLDERS. Income applicable to common shareholders was $3.1 million compared to a loss of $0.7 million during the prior year nine-month period. The improvement was due to the factors described above and a $0.1 million decrease in income tax provision and was offset partially by a $0.3 million increase in preferred stock dividends. Preferred dividends declared increased due to compounding returns on dividends that were not distributed.

LIQUIDITY AND CAPITAL RESOURCES

                For the nine-month period ended September 30, 2002, our principal sources of funds were cash on-hand at December 31, 2001 and cash provided by operating activities of $16.9 million. The amount of cash provided by operating activities primarily includes net income of $7.1 million, net of depreciation and amortization of $8.5 million, amortization of loan fees of $0.6 million and provision for losses on accounts receivable of $0.2 million. Sources also included a $0.5 million net change in operating assets and liabilities and a $0.3 million increase in other assets. The primary uses of funds were capital expenditures of $4.7 million, a $1.0 million decrease in construction payables and a $9.6 million reduction in the outstanding borrowings. As a result, as of September 30, 2002, we had cash and cash equivalents of $10.5 million.

                We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $34 million Credit Facility ($15.1 million as of September 30, 2002) will be sufficient to provide operating and investing liquidity during the next 12 months. We may, however, need to raise additional funds prior to October 1, 2003. Our ability to raise additional funds is limited by restrictions on our financing activities under our Credit Facility and the Notes. We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

                The amount available under the Credit Facility began reducing by $2.0 million on September 30, 2001 and will continue to reduce by $2.0 million on the last day of each subsequent fiscal quarter until it reaches $25.0 million. Effective December 2001, the Company entered into an amendment with regard to the Credit Facility whereby the $2.0 million quarterly commitment reduction for the quarter ending December 31, 2001 was waived. Beginning September 30, 2001 and on each succeeding September 30, the credit line reduces by 50% of Excess Cash Flow, as defined, for the then most recently completed fiscal year; however, effective October 2002, the Company entered into another amendment with regard to the Credit Facility whereby the commitment reduction scheduled for September 30, 2002 related to excess cash flow as defined for the year ended December 31, 2001 was waived. Pursuant to the amendment, the lenders also consented to the creation of Pink Taco Corporation ("Pink Taco Corp."), a Nevada corporation. Pink Taco Corp. is in the development stage and has no operating history. The amendment allows for capital expenditures with respect to Pink Taco Corp. or for other expansion projects at the Hard Rock Hotel and Casino in Las Vegas in an amount not to exceed an aggregate of $13.0 million (not to exceed $7.5 million in any year with up to $2.0 million of such limitation not expended during any year to be available the following year).

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

                As of September 30, 2002, $13.3 million aggregate in dividends have accrued on our 9 1/4% Series A Cumulative Preferred Stock and 9 1/4% Series B Cumulative Preferred Stock.

               Our ability to service our contractual obligations and commitments will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

                The Company is a defendant in various lawsuits relating to routine matters incidental to its business. Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of September 30, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

                Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk. We did not have any derivative financial instruments at September 30, 2002.

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

                We had $20.4 million and $28.7 million in variable rate debt outstanding at September 30, 2002 and December 31, 2001, respectively. Based upon these variable rate debt levels, a hypothetical 10% adverse change in interest rates (approximately a 52 basis point increase in the effective interest rate) would increase interest expense by approximately $0.1 million on an annual basis, and correspondingly decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Item 4. — Controls and Procedures

                (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

                (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II — OTHER INFORMATION

        Item 1. — Legal Proceedings

                We are a defendant in various lawsuits relating to routine matters incidental to our business. Management does not believe that the outcome of any litigation, in the aggregate, will have a material adverse effect on our business or results of operations.

                During July 2002, the Nevada Gaming Commission served the Company with a complaint for disciplinary action pursuant to NRS 463.310(2) and NRS 463.312 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations. During July 2002, the Company entered into a stipulated agreement for settlement with the Nevada Gaming Commission and agreed to pay a fine of $100,000.

        Item 6. — Exhibits and Reports on Form 8-K

                (a) Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1) 3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2) 3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(2) 3.3	Certificate of Designation of 9 1/4% Series A Cumulative Preferred Stock, no par value per share.

(3) 3.4	Certificate of Designation of 9 1/4% Series B Cumulative Preferred Stock, no par value per share.

(1) 3.5	Second Amended and Restated By-Laws of the Company

10.	MATERIAL CONTRACTS

10.1	Employment Agreement, dated May 24, 2002, between the Company and Don Marrandino.

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

HARD ROCK HOTEL, INC.

Date: November 14, 2002	/s/ James D. Bowen
James D. Bowen
DULY AUTHORIZED OFFICER

/s/ JAMES D. BOWEN
James D. Bowen
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

CERTIFICATION

I, Peter A. Morton, certify that:

                1.                 I have reviewed this quarterly report on Form 10-Q of Hard Rock Hotel, Inc.;

                2.                 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                3.                 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                4.                 The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                                b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Peter A. Morton
Name: Peter A. Morton
Title: Chief Executive Officer

CERTIFICATION

I, James D. Bowen, certify that:

                1.                 I have reviewed this quarterly report on Form 10-Q of Hard Rock Hotel, Inc.;

                2.                 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                3.                 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                4.                 The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                                b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ James D. Bowen
Name: James D. Bowen
Title: Chief Financial Officer