Form 10-K
period 2002-12-31
HARD ROCK HOTEL INC
filed 2003-03-31
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes  ☐  No  ☒

The common stock of the registrant is not publicly traded.  As of June 28, 2002, substantially all of the voting and non-voting common stock was held by an affiliate of the registrant.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock outstanding by class as of March 31, 2003

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

•                  an 11,500 square-foot nightclub, called “Baby’s,” with a capacity of 800 persons,

•                  a 6,000 square-foot banquet facility with a capacity of 390 persons,

•                  a live music concert hall, called “The Joint,” with a capacity of 2,050 persons,

•                  a beach club including an outdoor swimming pool area with a tropical theme,

•                  five restaurants,

•                  three cocktail lounges,

•                  an 8,000 square-foot spa/salon/fitness center, called the “Rock Spa,” and

•                  a Starbucks outlet

During October 2002, the Company replaced Mortoni’s restaurant and bar with Simon Kitchen & Bar which opened during October 2002 at a cost of approximately $2.6 million including pre-opening expenses.

In February 2000, we changed our financial reporting year-end to December 31.  Previously, our fiscal year ended on November 30.  As a result of this change, we are reporting selected consolidated financial data of Hard Rock Hotel, Inc. for the years ended December 31, 2002, December 2001, December 31, 2000, November 30, 1999 and November 30, 1998 and the one-month period ended December 31, 1999.

AVAILABLE INFORMATION

Hard Rock, Inc. is a reporting company under the Securites Exchange Act of 1934 (the “Exchange Act”) as amended and files annual reports, quarterly reports and other documents with the Securities Exchange Commission (the “SEC”).  The public may read and copy any of our filings at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Because we make filings with the SEC electronically, access to the information is available at the SEC’s internet website www.sec.gov.  This site contains reports and other information regarding issuers that file electronically with the SEC.  We also make available free of charge upon request our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

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

UNIQUE TARGET CLIENTELE.  We have successfully differentiated the Resort in the Las Vegas market by targeting a predominantly youthful and “hip” customer base, which management believes consists primarily of rock music fans and youthful individuals, as well as actors, musicians and other members of the entertainment industry.  We believe that these customers form a combined demographic group that continues to be underserved by competing facilities despite recent competition from other properties in Las Vegas.

ENTERTAINMENT.  The Joint has hosted a variety of famous rock singers and popular music groups which in 2002 included, among others, legends such as the Rolling Stones, the Who, Aerosmith, the Eagles, Robert Plant, Yes, Bob Dylan and Sammy Hagar, more recent phenomena such as No Doubt, the Red Hot Chili Peppers, Kid Rock, Alanis Morissette and Jewel and cutting edge groups such as System of A Down, Oasis, Tenacious D, Cold Play and Disturbed.  We believe that the Joint has become a favorite venue for musicians and guests due to its relatively small capacity and intimate atmosphere.

The Resort has in the past year also hosted special events such as a post awards party for Fox Broadcasting’s Billboard Music Awards and the AVP Invitational, a pro volleyball tournament.  We believe that The Joint’s concerts and the Resort’s special events generate significant worldwide publicity and reinforce the Resort’s marquee image and unique position in the Las Vegas marketplace.

GAMING MIX TARGETED TO CUSTOMER BASE.  As of December 31, 2002, the casino included 559 slot machines, 94 table games and a 1,200 square-foot race and sports book.  Our target gaming customer has a higher propensity to play table games and we strive to create a fun and enthusiastic gaming environment through the use of music themed gaming chips and playing surfaces and by promoting interaction between table game dealers and customers.  The casino also features the latest slot machines, some of which reflect the Resort’s rock music theme, as well as more traditional machines.  During 2002, 353 of our slot machines were modified to produce and accept tickets instead of coin to promote customer convenience and reduce operating costs.

SIGNIFICANT REVENUE FROM NON-GAMING OPERATIONS.  We derive a majority of our revenues from non-gaming operations.  Our hotel, beach club, retail, food and beverage, and other operations allow us to market the Resort as a full-service destination.  Our diversified revenue base allows us to be less dependent on the casino as a source of revenues and profits, which we believe may result in less volatility in our earnings.

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

Our principal executive offices are located at 4455 Paradise Road, Las Vegas, Nevada 89109 and our telephone number is (702) 693-5000.  Our Internet website is located at www.hardrockhotel.com.

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

The following table illustrates certain historical information relating to the hotel for the last three fiscal years:

	Year Ended
	December 31, 2002	December 31, 2001	December 31, 2000
Number of hotel rooms	657	657	657
Average occupancy rate(1)	93.9%	94.1%	94.8%
Average daily rate(1)	$114	$112	$109

(1)           Includes rooms provided on a complimentary basis

THE CASINO.  The innovative, distinctive style of the 30,000 square-foot circular casino is a major attraction for both Las Vegas visitors and local residents.  The casino is designed with an innovative circular layout around the elevated Center Bar, which allows the casino’s patrons to see and be seen from nearly every area of the casino as well as play Blackjack at 3 gaming tables in the bar.  Rock music is played continuously to provide the casino with an energetic and entertaining, club-like atmosphere.  In addition, the casino promotes a friendly, intimate atmosphere by encouraging its employees to smile at and interact with casino players.  Dealers, for example, are encouraged to “High Five” winning players.

The casino houses 94 table games including Blackjack, Craps, Roulette, Caribbean Stud Poker, Baccarat, Mini-Baccarat, War, 3 Card Poker, Big 6, Let-it-Ride and Pai-Gow Poker, 559 slot and video machines, an approximate 1,200 square-foot race and sports book as well as the 2,000 square-foot Center Bar.  Some of the casino’s gaming chips are themed to coincide with current concerts and the casino also offers patrons other attractions, such as cutting edge slot technology, proprietary slot graphics, distinctive slot signage, guitar-neck-shaped levers on certain slot machines and piano-like roulette tables complete with keyboards.

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

THE JOINT.  As a live music venue with capacity for 2,050 persons, The Joint successfully draws audiences from Las Vegas visitors and from the local Las Vegas population.  We believe that as a result of hosting concerts by famous musicians which in 2002 included, among others, legends such as the Rolling Stones, the Who, Aerosmith, the Eagles, Robert Plant, Yes, Bob Dylan and Sammy Hagar, more recent phenomena such as No Doubt, the Red Hot Chili Peppers, Kid Rock, Alanis Morissette and Jewel and cutting edge groups such as System of A Down, Oasis, Tenacious D, Cold Play and Disturbed, the Joint has become a premier venue in Las Vegas for live popular music.  We also believe that the Joint has become a favorite venue for musicians and guests due to its relatively small capacity and intimate atmosphere.  The Resort has in the past year also hosted special events such as a post awards party for Fox Broadcasting’s Billboard Music Awards and the AVP Invitational, a pro volleyball tournament.  We believe that The Joint’s concerts and the Resort’s special events generate significant worldwide publicity and reinforce the Resort’s marquee image and unique position in the Las Vegas marketplace and provide an added source of visitors for the hotel, casino, retail and food and beverage operations.

THE BEACH CLUB.  The Beach Club features a 300-foot long, sand bottomed pool with a water slide, a water fall, a running stream and underwater rock music.  The Beach Club also features beaches with white sand imported from Monterey, California, rock outcroppings and whirlpools.  In addition, the Beach Club features swim-up blackjack, a Beach Club bar and grill, 53 Tahitian-style private cabanas, and a removable dance floor that extends from one of the beach areas, providing the perfect party space amid thousands of tons of imported sand.  The private cabanas include water misters, a refrigerator, a television and (for an additional fee) an on-site massage service.

FOOD AND BEVERAGE.  The Resort offers its patrons a selection of high-quality food and beverages at multiple price points.  The Resort’s food and beverage operations include five restaurants (AJ’s Steakhouse, Pink Taco, Simon, Mr. Lucky’s, and Nobu), three bars in the casino (the Las Vegas Lounge, Sports Deluxe and Center Bar), three bars in The Joint, a bar at the Beach Club and catering service for corporate events, conventions, banquets and parties.  Mortoni’s restaurant and bar was closed permanently and has been replaced by Simon Kitchen and Bar that opened during October 2002.  AJ’s Steakhouse, with seating capacity for approximately 100 persons, is reminiscent of classic steakhouses that reigned in 60’s Las Vegas, with an open kitchen, and serves prime Chicago stockyard beef.  Pink Taco, with seating capacity of approximately 150 persons, is a hip authentic Mexican eatery with seasonal outside dining.  Simon, a hip restaurant with seating capacity for approximately 180 persons designed by Yabu Pushelberg, serves the upscale world cuisine of celebrity chef Kerry Simon.  Mr. Lucky’s, a 24-hour restaurant with seating capacity for approximately 200 persons, specializes in high-quality, moderately priced American cuisine.  Nobu, with seating capacity of approximately 120 persons, is a ground breaking temple of Japanese cuisine with Latin American influences created by Master Chef Nobu Matsuhisa and owned and operated independently of the Resort.

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

BANQUETS AND CORPORATE EVENTS.  The Resort hosts a number of corporate events, conventions, banquets and private parties for up to 3,000 persons.  Past clients include Callaway Golf, ESPN, HBO, VH1, Red Bull, PeopleSoft, Coors Brewing Co., Sketchers, Jack Daniels, Microsoft, Toyota, Sony, Goldman Sachs, Xerox, Wells Fargo and Sprint PCS.  Depending upon the size of the event, customers can choose to host their corporate functions, conventions and banquets either indoors, at The Joint or in the Banquet facility, or outdoors, around the swimming pool at the Beach Club.

MARKETING

Our marketing efforts are targeted at both the visitor market (tourists and business travelers) as well as local patrons.  Our marketing department uses both traditional and innovative marketing strategies to promote the “Hard Rock Hotel” and “Hard Rock Casino” trademarks.  We employ targeted marketing programs through use of our database, which contains in excess of 550,000 names and addresses and in excess of 170,000 email addresses.  The Resort is aggressively marketed not only through domestic and international public relations activities, direct mail, internet blasts, print, radio and television advertising, but also through special arrangements with various members of the entertainment industry.  For example, in February 2002, Howard Stern broadcasted live for 3 days from the casino, reaching approximately 20 million of his listeners, during which his show’s sponsors provided for a $100,000 blackjack bet for charity.  In addition, for the past five years we have provided a number of rooms for the BILLBOARD Music Awards televised on Fox Network TV in exchange for frequent media exposure during the telecast.  The Resort also hosts many well-publicized and often televised events such as the AVP Pro Beach Volleyball Tournament.  We believe that these types of events are held at the Resort because its stylish and distinctive atmosphere is consistent with the theme of the events.  The events, in turn, reinforce the Resort’s image as a destination resort among its target clientele.  The concerts in The Joint by popular artists, some of which have been televised, are another form of promotional activity that reinforces the Resort’s image.

The casino marketing staff has developed the Back Stage Pass program for visitors to the casino.  The Back Stage Pass is a casino player tracking card.  The program, which is available to all casino visitors, tracks each patron’s gaming record, and based on the level of gaming activity, members may become eligible for discounted or complimentary services, invitations to special events and merchandise at the Resort.  Every visitor who joins the Back Stage Pass program receives a Six-Pac of coupons redeemable at the Resort.  The coupons are redeemable for certain items available at the Resort such as a free slot play, complimentary shot glass or a reduced weekday room rate.

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

LAS VEGAS MARKET

Las Vegas is one of the fastest growing and largest entertainment markets in the United States.  For fiscal year 2002, gaming revenues in Clark County reached $7.6 billion.  The number of visitors traveling to Las Vegas was approximately 35.1 million in 2002, representing a compound annual growth rate of 5.2% since 1988’s 17.2 million visitors.  Aggregate expenditures by Las Vegas visitors increased at a compound annual growth rate of 8.6% from $10.0 billion in 1988 to $31.6 billion in 2002.  The number of hotel and motel rooms in Las Vegas increased at a compound annual growth rate of 5.0% from 67,391 in 1989 to 126,787 in 2002.  We believe that the addition of quality themed hotel casinos and resorts during recent years will continue to increase visitor traffic to Las Vegas and we will benefit in particular due to our unique niche and proximity to the Strip.

The following table sets forth certain statistical information for the Las Vegas market for the years 1998 through 2002, as reported by the Las Vegas Convention and Visitor Authority.

LAS VEGAS MARKET STATISTICS

	2002	2001	2000	1999	1998
Visitor Volume (in thousands)	35,072	35,017	35,850	33,809	30,605
Clark County Gaming Revenues (in millions)	$7,631	$7,637	$7,671	$7,209	$6,347
Hotel/Motel Rooms	126,787	126,610	124,270	120,294	109,365
Airport Passenger Traffic (in thousands)	35,009	35,180	36,866	33,669	30,227
Convention Attendance (in thousands)	5,105	5,014	3,853	3,773	3,302

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

EMPLOYEES

As of December 31, 2002, we had approximately 1,247 full-time employees and 367 on-call employees who are employed on an as-needed basis.  None of our employees are members of unions; however, various unions have been aggressively soliciting new members in Las Vegas.  We cannot assure that one or more unions will not approach our employees.  We consider our relations with our employees to be good and have never experienced an organized work stoppage, strike or labor dispute.

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

RISK FACTORS

Some of the risks we are subject to include:

OUR SIGNIFICANT LEVERAGE WILL SEVERELY RESTRICT OUR FINANCING OPTIONS AND WILL RESULT IN HIGH INTEREST PAYMENTS

We are highly leveraged.  In 2002 and 2001 we recorded net income of $2.5 million and $2.8 million, respectively.  We recorded net losses in the three prior years.  As of December 31, 2002, our total long-term debt, including the current portion, was $144.4 million.  As of December 31, 2002, we have $9.1 million of available borrowings under our credit facility.  The consequences of our leverage include, but are not limited to, the following:

•                  upon full use of our current credit facility, interest payments will be approximately $12.8 million per year, $18.5 million per year including cumulative dividends on our preferred stock that will accrue if not paid , and which will require a substantial portion of our expected annual cash from operations,

•                  our ability to obtain additional financing in the future for working capital, capital expenditures, development financing or other purposes may be limited, and

•                  we will be susceptible to adverse changes in the economy and the Las Vegas gaming market.

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

LACK OF SIGNIFICANT OPERATING HISTORY WITH CURRENT MANAGEMENT

We have independently operated the Resort for only a little over five years.  During the past year, our  President and Chief Operating Officer resigned.  Subsequent to year-end, our Board of Directors appointed a new President and Chief Operating Officer, Kevin Kelley.  Our continued success will depend on the successful management by this new officer of our operations.  We cannot assure that our new President will be able to successfully manage our operations effectively.

OUR OPERATIONS HAVE HISTORICALLY RESULTED IN NET LOSSES APPLICABLE TO COMMON SHAREHOLDERS

We recorded net losses applicable to common shareholders for the past five fiscal years.  The $2.9 million net loss applicable to common shareholders for the year ended December 31, 2002 is attributable in part to pre-opening costs of $0.3 million related to Simon Kitchen and Bar’s opening and abandonment loss on discontinued development of $1.7 million related to the Company’s decision to abandon plans to develop the Pink Taco restaurant in California.  The $4.7 million net loss applicable to common shareholders for the year ended December 31, 2000 is attributable in part to the settlement of certain litigation and claims and to disruption from the remodeling of a portion of the hotel rooms in the Resort’s original hotel tower.  The net loss applicable to common shareholders of $12.5 million for fiscal year 1999 is largely attributable to a $5.0 million write-off of pre-opening expenses and decreased revenues resulting from disruption caused by construction of the Expansion.  The net loss for the fiscal year ended November 30, 1998 of $3.7 million is largely attributable to the write-off of loan fees of $3.5 million associated with the termination of our old credit facility and a $1.5 million write-off of legal fees associated with employment litigation.  We cannot assure that we will not post a net loss in the future.

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Mr. Morton, the Company’s Chairman, Chief Executive Officer and Secretary, holds all of the Company’s outstanding Class A voting common stock.  During August 2002, as sole holder Mr. Morton voted to re-elect the Company’s directors to serve until such time as they are succeeded by a new election, are removed or resign and until their successors are duly elected and qualified.  In addition, it was resolved that all activities and transactions reflected on the books and records of the Company to date are deemed to have been taken in the best interests of the Company and were ratified, affirmed and approved.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our common stock.

As of March 31, 2003, there was one holder of record of our Class A Common Stock and eleven holders of record of our Class B Common Stock.  As of December 31, 2002, we did not have any equity compensation plans.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Our outstanding preferred stock and current debt limit our ability to pay dividends.  We currently intend to retain future earnings to help fund the development and growth of our business and to reduce the outstanding indebtedness.

ITEM 6.                  SELECTED CONSOLIDATED FINANCIAL DATA

In February 2000, the Company changed its financial reporting year-end to December 31 of each year.  Previously, the fiscal year ended on November 30.  As a result of this change, the Company is disclosing the results of its operations and financial position as of and for the years ended December 31, 2002, 2001 and 2000 and November 30, 1999 and 1998 and the one-month period ended December 31, 1999.

Our selected historical income statement data set forth below for the years ended December 31, 2002 and 2001 and the selected historical balance sheet data set forth below at December 31, 2002 and 2001 have been derived from our Financial Statements which have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere herein.  Our selected historical income statement data set forth below for the year ended December 31, 2000 has been derived from our Financial Statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein.  Our selected historical income statement data set forth below for the one-month period ended December 31, 1999, and fiscal years ended November 30, 1999 and 1998 and the selected historical balance sheet data set forth below at December 31, 2000, November 30, 1999 and 1998 have been derived from our Ernst & Young LLP audited Financial Statements not included herein.  The selected financial and operating data set forth below should be read in conjunction with the Financial Statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended (in thousands, except per share data)					Month Ended
	December 31, 2002	December 31, 2001	December 31, 2000	November 30, 1999	November 30, 1998	December 31, 1999
INCOME STATEMENT DATA:
REVENUES:
Casino	$54,420	$49,888	$53,476	$37,155	$36,070	$1,821
Lodging	26,639	26,315	26,372	18,860	12,988	1,567
Food and beverage	41,576	38,188	35,611	24,488	18,973	2,252
Retail	8,977	8,868	9,679	11,492	11,714	804
Other income	7,311	7,056	5,628	4,284	2,109	443
Less: complimentaries	(10,774)	(10,103)	(10,936)	(7,872)	(6,189)	(850)
Net revenues	128,149	120,212	119,830	88,407	75,665	6,037
COSTS AND EXPENSES:
Casino	33,368	30,917	28,635	21,999	18,640	2,589
Lodging	7,302	7,149	7,177	5,360	3,953	578
Food and beverage	21,904	20,311	20,173	15,428	11,405	1,384
Retail	3,934	3,867	4,115	5,232	5,503	429
Other	3,760	3,521	3,285	2,121	952	176
Marketing	8,058	4,519	5,329	4,408	4,252	409
Related party expenses	3,733	3,544	3,755	2,799	2,414	278
General and administrative	16,971	16,281	19,050	13,022	12,193	1,893
Depreciation and amortization	11,380	12,088	12,138	10,527	5,747	1,220
Abandonment loss(4)	1,730	—	—	—	—	—
Pre-opening expenses	306	—	—	5,038	—	—
Total Costs and expenses	112,446	102,197	103,657	85,934	65,059	8,956
INCOME (LOSS) FROM OPERATIONS	15,703	18,015	16,173	2,473	10,606	(2,919)
Interest income	45	59	93	7	3	—
Interest expense	(13,209)	(15,186)	(16,820)	(14,686)	(10,769)	(1,539)
Other expenses, net	(48)	(72)	(393)	(28)	—	(36)
Income (loss) before income tax provision (benefit) and extraordinary loss	2,491	2,816	(947)	(12,234)	(160)	(4,494)
Income tax provision (benefit)	—	—	—	—	—	—
Income (loss) before extraordinary loss	2,491	2,816	(947)	(12,234)	(160)	(4,494)
Extraordinary loss(3)	—	—	—	—	(3,496)	—
Net income (loss)	2,491	2,816	(947)	(12,234)	(3,656)	(4,494)
Preferred stock dividends	(5,436)	(4,950)	(3,791)	(297)	—	(218)
Loss applicable to common shareholders	$(2,945)	$(2,134)	$(4,738)	$(12,531)	$(3,656)	$(4,712)
Basic and diluted net loss per share applicable to common shareholders	$(38.74)	$(28.07)	$(62.32)	$(164.83)	$(48.09)	$(61.98)
Weighted average number of common shares outstanding	76,023	76,023	76,023	76,023	76,023	76,023
OTHER DATA:
Capital expenditures(1)	$5,759	$4,328	$7,271	$68,275	$39,802	$1,122
Ratio of earnings to fixed charges or (deficiency of earnings to fixed charges) (2)	1.18:1.00	1.17:1.00	$(978)	$(14,498)	$(953)	$(4,494)
BALANCE SHEET DATA:
Cash and cash equivalents	$9,139	$8,591	$7,979	$2,039	$4,568
Total assets	$190,586	$189,860	$199,025	$199,912	$142,394
Total debt	$144,373	$148,683	$157,500	$179,093	$130,699
Preferred stock, Series A	$37,411	$34,167	$31,213	$28,297	$—
Preferred stock, Series B	$25,280	$23,088	$21,092	$—	$—
Shareholders’ deficiency (3)	$(38,652)	$(35,707)	$(33,573)	$(24,123)	$(11,592)

(1)                                  Capital expenditures for 2002 and 2001 exclude $1.4 million and $0.8 million, respectively, of non-cash additions.

(2)                                  In computing the ratio of earnings to fixed charges: (a) earnings have been based on income (loss) before extraordinary items, income taxes and fixed charges, net of interest capitalized, and (b) fixed charges consist of interest, including amounts capitalized, amortization of debt, and the estimated interest portion of rentals.  Net losses for fiscal years 2000, 1999 and 1998 and the month ended December 31, 1999 resulted in coverage deficiencies of $1.0 million, $14.5 million, $1.0 million, and $4.5 million, respectively.

(3)                                 In connection with securing expansion financing in 1998, we wrote off $3.5 million in unamortized loan fee costs associated with the retirement of our old credit facility.  This write-off was recorded as an extraordinary loss.

(4)                                 The Company recorded a $1.7 million loss on the abandonment of its development activities related to the Pink Taco restaurant and bar which the Company had planned to open on the Sunset Strip in West Hollywood California.  The decision to abandon the development was based on several factors including global uncertainties, the less than robust economy, the recent changes in the Company’s management and a desire to focus more on its Las Vegas operations.

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

OVERVIEW

Our sole business is the operation of the Resort.  During the year ended December 31, 2002, 39% of the Resort’s gross revenues were derived from gaming operations, 30% from food and beverage, 19% from lodging, and 12% from retail and other sales.  Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury, boutique hotel.  These financial statements also include the development activities of its subsidiary, Pink Taco Corporation (“Pink Taco Corp.”), a Nevada corporation, (collectively the “Company”).  Pink Taco Corp., was formed in September 2002, to develop a Pink Taco restaurant and bar on the Sunset Strip in West Hollywood California.  These development efforts were abandoned during December 2002.

MANAGEMENT CHANGES

On December 20, 2002, Don Marrandino, the former President and Chief Operating Officer of the Company, resigned his employment relationship with the Company.

On January 20, 2003, Kevin Kelley, was appointed to the position of President and Chief Operating Officer of the Company.  Mr. Kelley served Station Casinos in various capacities from August 1993 to January 2003 including the position President of Westside Operations overseeing all operations of Station Casinos five Westside properties.  Prior to his joining Station Casinos, Mr. Kelly served as Executive Vice President of International Casino Marketing for the Golden Nugget Hotel and Casino and as Vice President of International Casino Marketing at the Las Vegas Hilton Hotel and Casino.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED December 31, 2001

NET REVENUES.  Net revenues increased 7% for the year ended December 31, 2002 to $128.1 million compared to $120.2 million for the year ended December 31, 2001.  The $7.9 million increase in net revenues is primarily attributable to a $4.5 million or 9% increase in casino revenues, a $3.4 million or 9% increase in food and beverage revenues, a $0.3 million or 1% increase in hotel revenues and a $0.4 million or 3% increase in retail and other revenues.  These increases were partially offset by a $0.7 million or 7% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $4.5 million increase in casino revenues was primarily due to a $3.5 million or 10% increase in table game revenues and a $1.0 million or 7% increase in slot machine revenues.  The increase in table games revenues was due to an increase in table games drop offset partially by a decrease in hold percentage.  Table games drop increased $34.2 million or 13% to $303.1 million from $268.9 million.  Table games hold percentage decreased 0.3 percentage points to 12.6% from 12.9%.  The average number of table games in operations increased to 93 from 83, an increase of 10 games or 12%.  The net result of these changes in drop, hold percentage and average number of table games in operation was a decrease in win per table game per day to $1,128 from $1,147, a decrease of $19 or 2%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the year ended December 31, 2002 was 14.8% compared to 15.0% for the year ended December 31, 2001.  Slot machine revenues increased due to an increase in handle offset partially by a decrease in win percentage.  Slot machine handle increased $32.3 million or 7% to $358.4 million from $326.1 million.  Slot machine net win percentage decreased 0.1 percentage points to 4.3% from 4.4%.  We decreased the average number of slot machines in operation to 565 from 626, a decrease of 61 or 10% between comparative periods.  The net result of these changes in slot machine handle, win percent and average number of slot machines in operation was an increase in net win per slot machine per day to $75 from $63, an increase of $12 or 19%.

LODGING REVENUES.  The $0.3 million increase in lodging revenues to $26.6 million from $26.3 million was primarily due to an increase in average daily rate (“ADR”) to $114 from $112.  This increase was offset partially by a $0.3 million decrease in telephone sales due to the increasing use of cellular telephones, a trend that we expect to continue.  The occupancy percentage remained constant between periods at 94%.

FOOD AND BEVERAGE REVENUES.  The $3.4 million increase in food and beverage revenues was due to food revenues increasing approximately $2.4 million and beverage revenues increasing by approximately $1.0 million.  During July 2002, Mortoni’s restaurant and bar was closed permanently and has been replaced by Simon Kitchen and Bar that opened during October 2002.  Food revenues also increased in every other operating department.  Beverage revenues were constant or increased in every operating department with the exception of a $0.3 million decrease in banquet beverage revenues and a $0.2 million decrease in service bar revenues.  The increase in beverage revenues was also due in part to longer beach club operating hours and offering Wednesday night beach parties promoted as “Pink Beach — Women on Top.”

RETAIL REVENUES AND OTHER INCOME.  Retail and other revenues increased $0.4 million in aggregate.  The $0.1 increase in retail revenues was primarily due to the results of longer retail operating hours on nights that entertainment was offered in the Joint, additional advertising and marketing efforts of retail merchandise directed at guests of nearby hotels.  The $0.3 million increase in other revenues was primarily due to a $0.2 million increase in beach club cabana rentals, a $0.2 million increase in Rock Spa revenues and a $0.1 million increase in Cuba Libre cigar store revenues offset partially by a $0.2 million decrease in ATM commissions and other revenues.

PROMOTIONAL ALLOWANCES.  The $0.7 million increase in promotional allowances was due to an increase in casino and general marketing complimentary items offered to customers as a result of increased casino volume.

CASINO EXPENSES.  Casino expenses increased $2.5 million or 8% to $33.4 million from $30.9 million.  The increase was primarily due to a $1.6 million increase in casino marketing and player development costs, a $0.9 million increase in casino and marketing labor and related expenses, a $0.4 million increase in the cost of complimentaries related to items furnished to customers on a complimentary basis, a $0.4 million increase in tickets for customers to the Joint for entertainment.  These increases were partially offset by a $0.3 million decrease in reimbursements for customer travel, a $0.3 million decrease in bad debt expenses related to potentially uncollectible credit extended to casino customers and a $0.2 million decrease in casino uniforms and operating supplies.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  As of December 31, 2002, the outstanding amount of casino markers and checks deposited and returned by the bank unpaid was approximately $1,357,000, a $556,000 or a 29% decrease over the $1,913,000 approximate balance of these types of delinquent items outstanding as of December 31, 2001.  Casino expenses as a percentage of casino revenues decreased to 61% from 62%, a decrease of 1 percentage point between comparative periods primarily due to casino and marketing labor as a percentage of casino revenue decreasing to 27% from 28%.

LODGING EXPENSES. Lodging expenses in relation to lodging revenues, prior to reclassifying the cost of complimentaries to casino expense, remained constant between comparative periods as labor and related costs increased $0.2 million or 3% while a $0.1 million decrease in bad debt expenses offset various increases in other operating expenses.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, remained constant between comparative periods.  Food costs and expenses in relation to food revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 82% from 86%, a decrease of 4 percentage points, due to a relative reduction in labor costs were offset by relative increases food cost of sales and other operating expenses.  Beverage costs and expenses in relation to beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, increased to 46% from 45%, an increase of 1 percentage point due primarily to relative increases in beverage cost of sales and labor and related expenses offset partially by a relative decrease in other operating expenses.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense, remained constant at approximately 48%.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income increased to 51% from 50%, an increase of 1 percentage point.  The increase is primarily due to a decrease in other revenues in ATM commissions for which there were no corresponding decreases in costs or expenses and were offset partially by an increase in beach club cabana rentals for which there is no incremental cost.

MARKETING, GENERAL AND ADMINISTRATIVE.  General and administrative expenses in relation to gross revenues remained constant between comparative periods at 12% with relative increases in management incentives and insurance expenses offset by relative decreases in claims and other expenses.  Marketing expenses in relation to gross revenues increased to 6% from 3%, an increase of 3 percentage points.  The increase in marketing expenses was primarily due to relative increases in marketing promotions for events such as the Howard Stern broadcast live from the casino in February 2002, the Monday night football contest, higher caliber entertainment offerings in the Joint such as the Rolling Stones, the Who, Aerosmith and the Eagles, and the creation and placement of the Company’s national ad campaign.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense decreased by $0.7 million.  The decrease was due to a decrease in depreciation related to short-lived property which became fully depreciated in March 2002 at the seventh anniversary of the Company’s operations offset partially by increased depreciation related to the completion of the second phase of the hotel room remodel completed during the fourth quarter of 2001 and the opening of Simon Kitchen & Bar in October 2002.

ABANDONMENT LOSS.  During December 2002, the Company abandoned the development activities of its subsidiary, Pink Taco Corporation (“Pink Taco Corp.”), a Nevada corporation.  Pink Taco Corp., was formed in September 2002, to develop a Pink Taco restaurant and bar on the Sunset Strip in West Hollywood California.  The loss included approximately $1.4 million of leasehold acquisition and related building improvement and equipment costs.

PRE-OPENING.  The Company expensed $0.3 million of pre-opening expense related wages and other costs for Simon Kitchen and Bar which replaced Mortoni’s restaurant and bar.  Simon Kitchen and Bar opened during October 2002.

NET INTEREST EXPENSE.  Net interest expense decreased to $13.2 million from $15.1 million, a decrease of $1.9 million or 13%.  The decrease is due to the decrease in outstanding borrowings, a decrease in the effective interest rate on the Company’s Credit Facility and decreasing amortization of loan fees.  Loan fee amortization in 2001 includes a $0.2 million write-down due to a material amendment of the Company's Credit Facility.

INCOME TAXES.  Hard Rock does not have income tax expense during 2002 or 2001 due to being able to offset 100% of alternative minimum taxable (“AMT”) income with AMT net operating loss carryforwards (“NOL”) from previous periods.  This is due to legislation passed in the Job Creation and Worker Assistance Act of 2002 which increases the limit on AMT NOL deductions from 90 percent to 100 percent for NOL’s generated or taken as carryforwards in tax years ending during 2001 and 2002.

LOSS APPLICABLE TO COMMON SHAREHOLDERS.  Loss applicable to common shareholders was $2.9 million compared to $2.1 million during the prior year. The increased loss applicable to common shareholders was due to the factors described above and a $0.4 million increase in preferred stock dividends.  Preferred dividends declared increased due to compounding returns on dividends that were not distributed.

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

CASINO EXPENSES.  Casino expenses increased $2.3 million or 8% to $30.9 million from $28.6 million.  The increase was primarily due to a $1.0 million increase in table games labor and benefit costs and increases in other expenses as a result of escalating table games volume offset partially by a $0.5 million reduction in the cost of complimentaries furnished to customers and a $0.5 million decrease in gaming taxes related to the reduction in casino revenues.  The other increased expenses included a $1.4 million increase in credit discount arrangements made with customers to promote goodwill or secure timely payment, a $0.5 million increase in reimbursements for customer travel and a $0.5 million increase related to potentially uncollectible credit extended to casino customers.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  As of December 31, 2001, the outstanding amount of casino markers and checks deposited and returned by the bank unpaid was approximately $1,913,000, a $1,092,000 or a 133% increase over the $821,000 approximate balance of these types of delinquent items outstanding as of December 31, 2000.  Casino expenses as a percentage of casino revenues increased to 62% from 54%, an increase of 8 percentage points due in part to the decrease in hold percentage.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2002 our principal sources of funds were cash on-hand at December 31, 2001 and cash provided by operating activities of $13.8 million.  The amount of cash provided by operating activities primarily includes net income of $2.5 million, depreciation and amortization of $11.4 million, provision for losses on accounts receivable of $0.8 million and amortization of loan fees of $0.7 million net of $1.6 million of changes in operating assets and liabilities.  The primary uses of funds were capital expenditures of $5.8 million, a $1.8 million decrease in construction payables, and a $5.8 million net reduction in the outstanding borrowings related to our credit facility and equipment financing.  As a result, as of December 31, 2002, we had cash and cash equivalents of $9.1 million.

During July 2002, Mortoni’s restaurant and bar was closed permanently and has been replaced by Simon Kitchen and Bar that opened during October 2002 at a cost of approximately $2.8 million including pre-opening expenses.

During 2002, in addition to replacing a portion of our slot machines, 353 of our slot machines were modified to produce and accept tickets instead of coin to promote customer convenience and reduce operating costs.

We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $32.0 million credit facility ($9.1 million as of December 31, 2002) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to January 1, 2004.  Our ability to raise additional funds is limited by restrictions on our financing activities under our credit facility and the Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

The $32.0 million amount available under the commitment began reducing by $2.0 million on September 30, 2001 and will continue to reduce by $2.0 million on the last day of each subsequent fiscal quarter until it reaches $25.0 million.  Effective December 2001, the Company entered into an amendment with regard to the Credit Facility whereby the $2.0 million quarterly commitment reduction for the quarter ending December 31, 2001 was waived.  Beginning September 30, 2001 and on each succeeding September 30, the credit line reduces by 50% of Excess Cash Flow, as defined, for the then most recently completed fiscal year.  Based on our calculations, we generated approximately $1.6 million excess cash flow as defined for the year ended December 31, 2001 and the lenders waived this reduction as the Company entered into an amendment in November 2002.  Based on calculations, the Company generated approximately $1.8 million excess cash flow as defined for the year ended December 31, 2002.  Accordingly, we expect the commitment will reduce by approximately $0.9 million on September 30, 2003.

The amendment entered into in November 2002 regarding our Credit Facility also permitted the Company to make capital expenditures for expansion projects in an amount not to exceed $13.0 million, provided that the aggregate amount of capital expenditures made do not exceed $7.5 million in any fiscal year or potion thereof and allowing not more than $2.0 million in capital expenditures not made in any fiscal year to be expended in the following fiscal year.

In addition, effective December 2002, we entered into an amendment with regard to our credit facility whereby we are permitted to purchase and redeem during the period between December 15, 2002 and September 30, 2003, up to $5.0 million of the Notes.

The credit facility contains certain covenants including, among other things, financial covenants, limitations on our ability to dispose of capital stock, enter into mergers and certain acquisitions, incur liens or indebtedness, issue dividends on stock, and enter into transactions with affiliates.  The credit facility is secured by substantially all of our property at the Resort.

As of December 31, 2002, $14.7 million aggregate in dividends have accrued on our 9 1/4% Series A Cumulative Preferred Stock and 9 1/4% Series B Cumulative Preferred Stock.

The following table summarizes our contractual obligations and commitments as of December 31, 2002 for the next five years (in thousands):

		Payments due by Period
Total	Total	2003	2004	2005	2006	2007
Long-term debt	$144,373	$1,084	$23,289	$120,000	$—	$—
Operating leases	396	176	167	53	—	—
Preferred Stock, including accrued dividents (1)	78,580	—	—	78,580	—	—
Total contractual cash obligations	$223,349	$1,260	$23,456	$198,633	$—	$—

(1)   The Company’s preferred stock matures July 1, 2005.  Amounts shown include accrued compounded dividends through maturity.

Our ability to service our contractual obligations and commitments will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.  Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES

Our preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent expenses during the reporting period.  Management periodically evaluates its policies, estimates and assumptions related to these policies.

The Company operates in a highly regulated industry and we are subject to regulations that describe and regulate operating and internal control procedures.  The majority of our casino revenue is counted in the form of cash, personal checks and gaming chips and tokens, which by their nature do not require significant or complex estimation procedures.

Significant estimates include the useful lives and potential impairment of long-term assets, such as buildings and equipment, the adequacy of our allowance for uncollectible receivables, the amount of litigation and self-insurance reserves, amount of chips and tokens not likely to be redeemed, and the estimated liabilities for our slot cash-back programs.  The estimated amounts are based on our best judgments using both historical information and known trends in our Company and in our industry and based upon our assumptions related to possible outcomes in the future.  Because of the uncertainty inherent in any estimate, it is likely that the actual results will differ from the initial estimates, and the differences could be material.

The Company has determined that the following accounting policies and related estimates are critical to the preparation of the Company’s consolidated financial statements (a further discussion of our significant accounting policies can be found in the Notes to Financial Statements contained herein).

Long-term Assets

The Company has a significant investment in long-lived property and equipment.  The Company estimates that the undiscounted future cash flows expected to result from the use of these assets exceeds the current carrying value of these assets. Any adverse change to the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results.  The Company estimates useful lives for its assets based on historical experience, estimates of assets’ commercial lives, and the likelihood of technological obsolescence.  Should the actual useful life of a class of assets differ from the estimated useful life, the Company would record an impairment charge.  The Company reviews useful lives, obsolescence, and assesses commercial viability of these assets periodically.

Income Taxes

We utilize estimates related to cash flow projections for the application of SFAS 109 to the realization of deferred income tax assets.  Our estimates are based upon recent operating results and budgets for future operating results.  These estimates are made using assumptions about the economic, social and regulatory environments in which we operate.  These estimates could be negatively impacted by numerous unforeseen events including changes to regulations affecting how we operate our business, changes in the labor market or economic downturns in the areas where we operate.

Allowance for Uncollectible Receivables

The Company maintains a provision for estimated uncollectible receivables based on historical experience and specific customer collection issues.  Change in customer liquidity or financial condition could affect the collectibility of that account resulting in the adjustment upward or downward in the provision for bad debts, with a corresponding impact on the Company’s operating results.

Contingencies

The Company assesses its exposures to loss contingencies including legal and income tax matters and provides for an exposure if it is judged to be probable and estimable.  If the actual loss from a contingency differs from management’s estimate, operating results could be impacted.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  This statement requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.  The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on January 1, 2002, and the adoption did not have a material effect on its consolidated financial statements.

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

In November 2002, the FASB issued “Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.”  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded.  The provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  We adopted the disclosure requirements of this Interpretation during the year ended December 31, 2002.

ITEM 7A.                                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates.  We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments as of December 31, 2002.

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

We had $24.4 million in variable rate debt outstanding as of December 31, 2002.  Based upon this year-end variable rate debt level, a hypothetical 10% adverse change in interest rates (approximately a 0.5 percentage point increase in the effective interest rate) would increase interest expense by approximately $0.1 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

The fair value of the Company’s $120 million of 9¼% Notes which mature in 2005 and are publicly traded, approximated $121 million and $110 million at December 31, 2002 and 2001, respectively, based on published bid prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements beginning on page F-1.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously disclosed.

PART III

ITEM 10.                EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age and position of each of our directors, executive officers or key employees:

NAME	AGE	POSITION

Peter A. Morton	54	Chairman of the Board, Chief Executive Officer and Secretary

Brian D. Ogaz	43	Senior Vice President

James D. Bowen	41	Vice President Finance, Chief Financial Officer and Treasurer

Christine R. Belcastro	53	Vice President and Assistant General Manager

Wm. Mark Kelly	50	Vice President Casino Operations

Gilbert B. Friesen	63	Director

Stephen A. Marks	54	Director

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

CHRISTINE R. BELCASTRO.  During November 2002, Ms. Belcastro was promoted to Assistant General Manager.  Prior to that time, Ms. Belcastro served as our Vice President of Hotel Operations since October 1997. From April 1996 to October 1997 Ms. Belcastro was employed by Harveys as Executive Director of Hotel Operations of the resort.  From 1994 to 1996 she was employed by Harveys as Director of Hotel Operations for the resort.  From 1992 to

1994, she was Director of Hotel Operations at the Palace Station in Las Vegas.  From 1991 to 1992, Ms. Belcastro served as Director of Hotel Operations at the Sands Hotel.

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

The following table sets forth the compensation we paid to our Chief Executive Officer and the four other most highly compensated executive officers (the “Named Executive Officers”) for fiscal years 2002, 2001 and 2000.

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		All Other Compensation(1)
Peter A. Morton	2002	$—	$—	$2,446,801	(2)	$—
Chairman of the Board,	2001	—	—	2,397,503	(2)	—
Chief Executive Officer and Secretary	2000	—	—	2,413,119	(2)	—

Don Marrandino (3)	2002	310,096	26,407	—		—
Former President and	2001	—	—	—		—
Chief Operating Officer	2000	—	—	—		—

Brian Ogaz (4)	2002	248,306	—	—		—
Senior Vice President	2001	192,806	—	—		—
	2000	127,200	—	—		—

James D. Bowen	2002	153,118	91,514	—		34,577
Vice President Finance,	2001	136,057	128,874	—		31,250
Chief Financial Officer and Treasurer	2000	86,538	7,326	—		—

Christine R. Belcastro	2002	147,452	86,533	—		42,092
Vice President and	2001	132,330	127,516	—		31,638
Asst. General Manager	2000	120,427	32,699	—		30,625

Wm. Mark Kelly	2002	142,092	71,533	—		33,750
Vice President Casino	2001	107,773	29,452	—		—
Operations	2000	86,731	41,871	—		—

(1)                                  Amounts shown include non-discretionary deferred compensation vested during the period.  Other compensation consists of contributions made by us to the Hard Rock 401(k) Plan, insurance premiums on term life insurance and medical reimbursements and is less than 10% of each person’s salary for any given year.

(2)                                  Mr. Morton received his compensation in the form of a supervisory fee.  See “Employment Agreements.”  A portion of the supervisory fee was paid directly to the 510 Development Corporation, a corporation owned 100% by Mr. Morton.

(3)           Mr. Marrandino resigned his employment relationship with the Company on December 20, 2002.

(4)                                  Our Board of Directors appointed Mr. Ogaz as Senior Vice President on December 31, 2001.  Mr. Ogaz is paid directly by 510 Development Corporation.  The amounts included herein represent the portion of Mr. Ogaz’s compensation reimbursed by the Company to 510 Development.

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

Mr. Bowen has entered into an employment agreement, dated November 8, 2000, and amended as of September 7, 2001.  Mr. Bowen will serve as Vice President Finance, Chief Financial Officer and Treasurer of the Company.  Mr. Bowen’s current base salary is $167,500 per year and he is entitled to an annual bonus to be determined by our Board of Directors.  If Mr. Bowen is terminated by us without Cause (as defined in the agreement), we will pay Mr. Bowen an amount representing 1 year of his then current base salary, but in no case shall such payment be less than $145,000.

Mr. Marrandino, our former President and Chief Operating Officer, entered into an employment agreement with the Company, dated as of May 24, 2002.  Mr. Marrandino was entitled to serve in the capacity of President and Chief Operating Officer of the Company.  Mr. Marrandino’s base salary pursuant to the employment agreement was $375,000 per annum plus receipt of an annual bonus as determined by our Board of Directors.   Mr. Marrandino resigned his employment relationship with us on December 20, 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We did not have a Compensation Committee during 2002. Messrs. Morton and Marrandino each participated in the determination of officers’ compensation during 2002.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

During 2002, the supervisory fee of Mr. Morton, our Chief Executive Officer, was determined in accordance with his amended and restated supervisory agreement.  See “Employment Agreements.”

Mr. Marrandino’s compensation for 2002 was paid in accordance with the terms of his employment agreement.  In addition, the salary we paid to Mr. Bowen, our Chief Financial Officer, was paid in accordance with his amended employment agreement.  See “Employment Agreements.”

The annual salaries and bonuses, as applicable, of our executive officers during 2002 were determined based on past salaries and bonuses and salaries and bonuses paid by comparable companies.  Factors considered in determining bonuses included our 2002 net revenues and net income.

The Board of Directors:

Peter A. Morton, Chairman of the Board
Gilbert B. Friesen
Stephen A. Marks

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

ITEM 12. PRINCIPAL STOCKHOLDERS

The following table sets forth certain information with regard to the beneficial ownership of our common and preferred stock as of the date of this Report by (i) each person who, to the knowledge of management, owned beneficially more than 5% of the outstanding shares of common stock, (ii) by each director and Named Executive Officer and (iii) all directors and executive officers as a group:

	NUMBER	PERCENT	NUMBER	PERCENT	NUMBER	PERCENT	NUMBER	PERCENT
NAME AND ADDRESS OF OWNER	CLASS A (VOTING)		CLASS B (NON-VOTING)		CLASS A		CLASS B
	COMMON STOCK OWNED(1)				PREFERRED STOCK OWNED(1)
Lily Pond Investments, Inc.(2)	12,000	100.0%	59,487	92.9%	—	—	—	—
Peter A. Morton(2)	12,000	100.0%	59,487	92.9%	28,000	100.0%	1	100.0%
Desert Rock, Inc.(3)	—	—	—	—	—	—	1	100.0%
Don Marrandino	—	—	—	—	—	—	—	—
Brian Ogaz	—	—	—	—	—	—	—	—
James D. Bowen	—	—	—	—	—	—	—	—
Christine R. Belcastro	—	—	—	—	—	—	—	—
Wm. Mark Kelly	—	—	—	—	—	—	—	—
Gilbert B. Friesen	—	—	250	*	—	—	—	—
Stephen A. Marks	—	—	1,000	1.5%	—	—	—	—
All directors and officers as a group(5 persons)	12,000	100.0%	60,737	94.4%	28,000	100.0%	1	100.0%

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

TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have entered into the Supervisory Agreement with Mr. Morton that expires on December 31, 2022.  Subject to certain conditions, Mr. Morton has the option to renew the agreement for two successive fifteen year terms.  Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to us in exchange for 2.0% of our annual gross revenues (as defined therein), which excludes the value of any complimentary goods or services.  We will reimburse Mr. Morton for all costs and expenses incurred by him in connection with services he provides to us.  In the event either we are or Mr. Morton is in Default (as defined in the agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default.  Total supervisory fee expenses for fiscal year 2002 were approximately $2.4 million.

Entities controlled by Mr. Morton have provided, and will continue to provide, additional support services for the development, opening and ongoing improvement and operation of the Resort.  These entities have been, and will continue to be, reimbursed for the expenses relating to the provision of these services (including, without limitation, employee salary and benefits and allocated overhead).  Expenses related to these services aggregated approximately $1.3 million for fiscal year 2002.

For certain additional disclosure regarding affiliate transactions see footnote 6 to our Financial Statements.

During 2002, our subsidiary, Pink Taco Corp. acquired a leasehold interest including building improvements and equipment for $1.4 million.  The landlord we acquired the interest from subsequently sold the real property fee interest to Mr. Morton, our Chairman, Chief Executive Officer and Secretary.  The Pink Taco Corp. was released from the lease commitment by Mr. Morton at the time of our abandonment of the development and the Company has no ongoing obligation to Mr. Morton for this leasehold interest.

Item 14.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15.                                               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  The following documents are filed as part of this report:

Financial Statements; see Index to Financial Statements beginning on Page F-1.

(b)                                 Reports on Form 8-K:

None.

(c)                                  The following Exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1)3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2)3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(2)3.3	Certificate of Designation of 9 1/4% Series A Cumulative Preferred Stock, no par value per share.

(3)3.4	Certificate of Designation of 9 1/4% Series B Cumulative Preferred Stock, no par value per share.

(1)3.5	Second Amended and Restated By-Laws of the Company

4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(1)4.1	Indenture, dated as of March 23, 1998, between the Company, and First Trust National Association, as Trustee, relating to the Notes.

(3)4.2	First Amendment to Indenture, dated May 30, 2000, between the Company and U.S. Bank Trust National Association, as Trustee

(1)4.3	Form of 9 1/4% Senior Subordinated Notes due 2005 (included in Exhibit 4.1).

(1)4.4	Form of 9 1/4% Series B Senior Subordinated Note due 2005 (included in Exhibit 4.1).

(1)4.5	Registration Rights Agreement, dated as of March 23, 1998, by and among the Company, Bear Stearns Co. Inc., BancAmerica Robertson Stephens and Donaldson, Lufkin & Jenrette Securities Corporation.

9.	VOTING TRUST AGREEMENTS.

(1)9.1	Amendment, dated as of July 1, 1997 to Stockholder Agreement, dated August 30, 1993, among the Company and certain stockholders listed therein.

(1)9.2	Stockholder Agreement, dated as of August 30, 1993, among the Company and certain stockholders listed there in.

10.	MATERIAL CONTRACTS.

(1)10.1

Loan Agreement, dated as of March 23, 1998, among the Company, as Borrowers, the Lenders party thereto, Bank of America National Trust and Savings Association, as Agent, and Bear, Stearns & Co., Inc. as Co-Agent.

(4)10.2	Amendment to No.1 to Loan Agreement.

(5)10.3	Amendment to No.2 to Loan Agreement.

(3)10.4	Amendment No. 3 to Loan Agreement.

(8)10.5	Amendment No. 4 to Loan Agreement.

(10)10.6	Amendment No. 5 to Loan Agreement.

10.7	Amendment No. 6 to Loan Agreement.

10.8	Amendment No. 7 to Loan Agreement.

(1)10.9	Make Well Agreement, dated as of March 23, 1998, among Peter A. Morton, Bank of America National Trust and Savings Association and the Lenders party to the Loan Agreement, dated as of March 23, 1998

(1)10.10	Amended and Restated Supervisory Agreement, dated as of October 21, 1997, between the Company and Peter A. Morton.

(7)10.11	Employment Agreement, dated November 8, 2000, between the Company and James D. Bowen.

(9)10.12	Amendment to Employment Agreement, dated September 7, 2001, between the Company and James D. Bowen.

(11) 10.13	Employment Agreement, dated as of May 24, 2002, between the Company and Don Marrandino.

(1)10.14	Trademark Sublicense Agreement, dated October 24, 1997, between the Company and Peter A. Morton.

(1)10.15	Amendment No.1 to Trademark Sublicense Agreement, dated as of March 23, 1998, between the Company and Peter A. Morton.

(2)10.16	Subscription Agreement for 2,500 shares of 9 1/4% Series A Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated August 31, 1999, between Peter Morton and the Company.

(2)10.17	Subscription Agreement for 5,500 shares of 9 1/4% Series A Cumulative Preferred Stock of Hard Rock Hotel,Inc., dated October 1, 1999, between Peter Morton and the Company.

(8)10.18	Employment Agreement, dated November 30, 2000, between the Company and Rick Richards.

(6)10.19

Waiver Agreement, dated November 4, 1999, between the Company and the lenders party to the Loan Agreement, Bank of America National Trust and Savings Association, as Agent, and Bear, Stearns & Co., Inc. as Co-Agent.

(6)10.20	Subscription Agreement for 2,000 shares of 9 1/4% Series A Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated October 29, 1999, between Peter Morton and the Company

(6)10.21	Subscription Agreement for 18,000 shares of 9 1/4% Series A Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated November 2, 1999, between Peter Morton and the Company.

(3)10.22	Subscription Agreement for one share of 9 1/4% Series B Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated May 30, 2000, between Desert Rock Inc., a Nevada corporation, and the Company.

(3)10.23

Assignment Agreement, dated as of August 4, 2000, entered into with reference to the Loan Agreement, dated as of March 23, 1998, by and among the Company, as Borrower, the Lenders party thereto and Bank of America, N.A., as Agent.

12.	RATIO OF EARNINGS TO FIXED CHARGES.

12.1	Statement regarding the computation of ratio of earnings to fixed charges for the Company.

24.	POWERS OF ATTORNEY.

24.1	Power of Attorney (included in signature page).

99.	ADDITIONAL EXHIBITS

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

(10)                                        Incorporated by reference to designated exhibit to our Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2001 (File No. 333-53211).

(11)                                        Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended September 30, 2002 (File No. 333-53211).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 2003.

HARD ROCK HOTEL, INC.

By:	/s/ Peter A. Morton
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

/s/ Peter A. Morton	Chairman,
Peter A. Morton	Chief Executive Officer, and Secretary	March 31, 2003

/s/ James D. Bowen	Chief Financial Officer,
James D. Bowen	Treasurer (Principal Accounting Officer)	March 31, 2003

/s/ Gilbert B. Friesen	Director
Gilbert B. Friesen		March 31, 2003

/s/ Stephen A. Marks	Director
Stephen A. Marks		March 31, 2003

I, Peter A. Morton, certify that:

1.	I have reviewed this annual report on Form 10-K of Hard Rock Hotel, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/s/ Peter A. Morton
Chief Executive Officer

I, James D. Bowen, certify that:

1.	I have reviewed this annual report on Form 10-K of Hard Rock Hotel, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/s/ James D. Bowen
Chief Financial Officer

HARD ROCK HOTEL, INC.

Independent Auditors' Report

The Board of Directors
Hard Rock Hotel, Inc.

We have audited the accompanying balance sheets of Hard Rock Hotel, Inc. (the “Company”) as of December 31, 2002 and 2001, and the related statements of operations, shareholders’ deficiency, and cash flows for the years then ended.  Our audits also included the financial statement schedule for the years ended December 31, 2002 and 2001 listed in the index at Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Las Vegas, Nevada

February 21, 2003

The Board of Directors

Hard Rock Hotel, Inc.

We have audited the accompanying statements of operations, shareholders’ deficiency, and cash flows for the year ended December 31, 2000.  Our audit also included the financial statement schedule for the year ended December 31, 2000 listed in the index at Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Hard Rock Hotel, Inc.’s operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Ernst & Young LLP

Reno, Nevada

March 9, 2001,

except for the third paragraph of Note 7, as to which the date is March 28, 2001

HARD ROCK HOTEL, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$9,139	$8,591
Accounts receivable, net of allowance for doubtful accounts of $1,951 and $1,904 as of December 31, 2002 and 2001 respectively	10,035	5,445
Inventories	1,736	1,640
Prepaid expenses and other current assets	1,855	1,376
Related party receivable	116	—
Total current assets	22,881	17,052

Property and equipment, net of accumulated depreciation and amortization	165,073	169,357
Deferred income taxes	817	881
Other assets, net	1,815	2,570
TOTAL ASSETS	$190,586	$189,860

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$3,564	$2,160
Construction related payables	179	2,024
Related party payable	92	300
Accrued expenses	14,733	11,504
Interest payable	2,910	2,963
Current portion of long-term debt	1,084	424
Total current liabilities	22,562	19,375

Deferred income taxes	696	678
Long-term debt	143,289	148,259
Total long-term liabilities	143,985	148,937
Total liabilities	166,547	168,312

Commitments and contingencies (Note 9)

Preferred stock, 9 1/4 Series A Cumulative, no par value, redeemable, 40,000 shares authorized, 28,000 shares issued and outstanding	37,411	34,167
Preferred stock, 9 1/4 Series B Cumulative, no par value, redeemable, one share authorized, issued and outstanding	25,280	23,088

Shareholders’ deficiency:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(46,160)	(43,215)
Total shareholders’ deficiency	(38,652)	(35,707)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$190,586	$189,860

The accompanying notes are an integral part of these financial statements.

HARD ROCK HOTEL, INC.

STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended
	December 31, 2002	December 31, 2001	December 31, 2000
Revenues:
Casino	$54,420	$49,888	$53,476
Lodging	26,639	26,315	26,372
Food and beverage	41,576	38,188	35,611
Retail	8,977	8,868	9,679
Other income	7,311	7,056	5,628
Gross revenues	138,923	130,315	130,766
Less: promotional allowances	(10,774)	(10,103)	(10,936)
Net revenues	128,149	120,212	119,830

Costs and expenses:
Casino	33,368	30,917	28,635
Lodging	7,302	7,149	7,177
Food and beverage	21,904	20,311	20,173
Retail	3,934	3,867	4,115
Other	3,760	3,521	3,285
Marketing	8,058	4,519	5,329
Related party expenses	3,733	3,544	3,755
General and administrative	16,971	16,281	19,050
Depreciation and amortization	11,380	12,088	12,138
Abandonment loss	1,730	—	—
Pre-opening	306	—	—
Total costs and expenses	112,446	102,197	103,657

Income from operations	15,703	18,015	16,173

Other income (expenses):
Interest income	45	59	93
Interest expense	(13,209)	(15,186)	(16,820)
Other, net	(48)	(72)	(393)

Other expenses, net	(13,212)	(15,199)	(17,120)

Income (loss) before income tax provision	2,491	2,816	(947)

Income tax provision	—	—	—

NET INCOME (LOSS)	2,491	2,816	(947)

Preferred stock dividends	(5,436)	(4,950)	(3,791)
Loss applicable to common shareholders	$(2,945)	$(2,134)	$(4,738)

BASIC AND DILUTED NET LOSS PER SHARE:

Applicable to common shareholders	$(38.74)	$(28.07)	$(62.32)

Weighted average number of common shares outstanding	76,023	76,023	76,023

The accompanying notes are an integral part of these financial statements.

HARD ROCK HOTEL, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

(in thousands, except share amounts)

	Class A common stock		Class B common stock		Paid-in capital	Accumulated deficit	Total Shareholders’ deficiency
	Shares	Amount	Shares	Amount
Balances at December 31, 1999	12,000	$—	64,023	$—	$7,508	$(36,343)	$(28,835)

Accrued dividends on redeemable preferred stock	—	—	—	—	—	(3,791)	(3,791)

Net loss	—	—	—	—	—	(947)	(947)

Balances at December 31, 2000	12,000	—	64,023	—	7,508	(41,081)	(33,573)

Accrued dividends on redeemable preferred stock	—	—	—	—	—	(4,950)	(4,950)

Net income	—	—	—	—	—	2,816	2,816

Balances at December 31, 2001	12,000	—	64,023	—	7,508	(43,215)	(35,707)

Accrued dividends on redeemable preferred stock	—	—	—	—	—	(5,436)	(5,436)

Net income	—	—	—	—	—	2,491	2,491

Balances at December 31, 2002	12,000	$—	64,023	$—	$7,508	$(46,160)	$(38,652)

The accompanying notes are an integral part of these financial statements.

HARD ROCK HOTEL, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except supplemental information)

	Year Ended
	December 31, 2002	December 31, 2001	December 31, 2000
Cash flows from operating activities:
Net income (loss)	$2,491	$2,816	$(947)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,380	12,088	12,138
Provision for bad debt	797	1,245	790
Amortization of loan fees	737	949	840
Abandonment loss	1,730	—	—
Loss on sale of property and equipment	48	72	393
Changes in operating assets and liabilities:
Accounts receivable	(5,387)	(121)	(2,545)
Income tax refund receivable	—	—	87
Inventories	(96)	225	(161)
Prepaid expenses and other current assets	(479)	82	670
Related party receivable	(116)	—	—
Accounts payable	1,404	(940)	(1,675)
Related party payable	(208)	63	(858)
Accrued expenses	3,229	(1,596)	6,449
Interest payable	(53)	(62)	(304)
Decrease (increase) in deferred income taxes	82	(203)	—
Net cash provided by operating activities	15,559	14,618	14,877

Cash flow from investing activities:
Purchases of property and equipment	(5,759)	(4,328)	(7,271)
Proceeds from sale of property and equipment	56	97	65
Investment in Pink Taco Corp.	(1,730)	—	—
Construction related payables	(1,845)	(455)	2,479
Decrease (increase) in other assets	18	280	(36)
Net cash used in investing activities	(9,260)	(4,406)	(4,763)

Cash flows from financing activities:
Principal payments on long-term debt	(5,751)	(9,600)	(24,500)
Proceeds from issuance of preferred stock	—	—	20,000
Payments on capital lease obligations	—	—	(74)
Net cash used in financing activities	(5,751)	(9,600)	(4,574)

Net increase in cash and cash equivalents	548	612	5,540
Cash and cash equivalents, beginning of year	8,591	7,979	2,439
Cash and cash equivalents, end of year	$9,139	$8,591	$7,979

Supplemental disclosures of cash flow information:
Cash paid during the period for interest (net of amount capitalized of $12, $15 and $31 in the years ended December 31, 2002, 2001 and 2000, respectively	$12,481	$14,420	$16,241
Cash paid during the period for income taxes	$—	$—	$147

Supplemental Information about Non-Cash Investing and Financing Activities:

The value of the Series A Cumulative Redeemable Preferred Stock increased by approximately $3,244,000, $2,954,000 and $2,691,000, in unpaid accrued dividends for the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively.

The value of the Series B Cumulative Redeemable Preferred Stock increased by approximately $2,192,000,  $1,996,000 and $1,092,000 in unpaid accrued dividends for the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively.

The Company purchased $1,441,000 and $783,000 of equipment in exchange for indebtedness for the years ended December 31, 2002 and December 31, 2001, respectively.

The accompanying notes are an integral part of these financial statements.

Hard Rock Hotel, Inc.
Notes to Financial Statements

1.                                       COMPANY STRUCTURE AND ACCOUNTING POLICIES

Basis Of Presentation and Nature of Business

Hard Rock Hotel, Inc. (the “Company”), a Nevada corporation incorporated on August 30, 1993, operates a hotel-casino in Las Vegas, Nevada.  Lily Pond Investments, Inc. (“Lily Pond”), a Nevada corporation principally owned by Peter Morton, owns all of the voting shares and 93% of the non-voting shares of the Company.  Mr. Morton has granted a sublicense to the Company, pursuant to which the Company holds the exclusive right to use the “Hard Rock Hotel” trademark for the Company’s operations in Las Vegas.  These financial statements also include the development activities of its subsidiary, Pink Taco Corporation (“Pink Taco Corp.”), a Nevada corporation, (collectively the “Company”).

Pink Taco Corp. Abandonment

Pink Taco Corp., was formed in September 2002, to develop a Pink Taco restaurant and bar on the Sunset Strip in West Hollywood California.  These development efforts were abandoned during December 2002 and the Company recorded a $1.7 million loss.  The loss included approximately $1.4 million of leasehold acquisition and related building improvement and equipment costs.  The decision to abandon the development was based on several factors including global uncertainties, the less than robust economy, the recent changes in the Company’s management and a desire to focus more on its Las Vegas operations.

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

Pre-Opening Costs and Expenses

Pre-opening costs incurred during 2002 in connection with the start-up of the Company’s restaurant Simon Kitchen and Bar were charged to expense as incurred.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market.

Depreciation and Amortization

Land improvements, buildings and improvements, equipment, furniture and fixtures, and memorabilia are recorded at cost.  The Company capitalizes interest on funds dispersed during the active construction.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives for financial reporting purposes and accelerated methods for income tax purposes.  Estimated useful lives for financial reporting purposes are as follows:

Land improvements	15 years
Buildings and improvements	15-45 years
Equipment, furniture and fixtures	5-10 years
Memorabilia	40 years

Gains or losses arising from dispositions are reported as other income or expense.  Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

Substantially all property and equipment is pledged as collateral for long-term debt.

                Long-term Assets

The Company has a significant investment in long-lived property and equipment.  The Company estimates that the undiscounted future cash flows expected to result from the use of these assets exceeds the current carrying value of these assets. Any adverse change to the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results.  The Company estimates useful lives for its assets based on historical experience, estimates of assets’ commercial lives, and the likelihood of technological obsolescence.  Should the actual useful life of a class of assets differ from the estimated useful life, the Company would record an impairment charge.  The Company reviews useful lives, obsolescence, and assesses commercial viability of these assets periodically.

Advertising Costs

The Company expenses the costs of all advertising campaigns and promotions as they are incurred.  Total advertising expenses (exclusive of pre-opening) for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $2,767,000, $1,842,000 and $2,059,000, respectively.  These expenses are included in marketing expenses in the accompanying statements of operations.

Interest Expense

Interest expense is shown net of capitalized interest of $12,000, $15,000 and $31,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined based on the differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the temporary differences are expected to reverse.  Additionally, deferred income tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes.

Casino Revenues and Complimentaries

The Company recognizes income in accordance with industry practices.

Casino revenues are derived from patrons wagering on table games, slot machines, sporting events and races.  Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette.  Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered.  Casino revenue is recognized at the end of each gaming day.

Lodging revenues are derived from rooms and suites rented to guests and include related revenues for telephones, movies, etc.  Room revenue is recognized at the time the room is provided to the guest.

Food and beverage revenues are derived from food and beverage sales in the food outlets of our casino/hotel, including restaurants, room service, banquets and nightclub.  Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Retail and other revenues include retail sales, spa income, commissions, estimated income for gaming chips and tokens not expected to be redeemed and other miscellaneous income at our property.

Revenues in the accompanying statements of operations include the retail value of rooms, food and beverage, and other complimentaries provided to customers without charge which are then subtracted as promotional allowances to arrive at net revenues.  The estimated costs of providing such complimentaries have been classified as casino operating expenses through interdepartmental allocations as follows (in thousands):

	Year Ended
	December 31, 2002	December 31, 2001	December 31, 2000
Food and beverage	$3,787	$3,420	$3,675
Lodging	1,651	1,608	1,770
Other	394	365	478
Total costs allocated to casino operating costs	$5,832	$5,393	$5,923

Casino revenues are net of cash incentives earned in our “Backstage Pass” slot club.  For the years ended December 31, 2002, 2001 and 2000, these incentives were $951,000, $787,000 and $990,000, respectively.

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

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform with the 2002 presentation.

2.                                       INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2002	December 31, 2001
Retail merchandise	$748	$890
Restaurants and bars	860	577
Operating supplies	128	173
Total inventories	$1,736	$1,640

3.                                       OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31, 2002	December 31, 2001
Unamortized loan fees and financing costs on the Notes and Credit Facility (Note 7), net of accumulated amortization of $4,102 in 2002 and $3,365 in 2001	$1,524	$2,261
China, glassware, utensils, linens and other supplies	291	309
Total other assets	$1,815	$2,570

Loan fees and other financing costs are being amortized over the life of the respective loans.  Base stocks of china, glassware, utensils and linens are being amortized using the straight-line method over three years to a base stock level of 25% of original cost, with replacements expensed at the time of purchase.

4.                                       PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 2002	December 31, 2001
Land	$21,015	$21,015
Buildings and improvements	164,205	162,116
Equipment, furniture and fixtures	35,818	33,481
Memorabilia	3,148	3,028
	224,186	219,640
Less: accumulated depreciation and amortization	(59,113)	(50,283)
Total property and equipment, net	$165,073	$169,357

5.                                       ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2002	December 31, 2001
Accrued salaries, payroll taxes and other employee benefits	$4,211	$3,171
Outstanding gaming chips and tokens	3,446	1,967
Reserve for general liability claims	235	278
Advance room, convention and customer deposits	4,111	2,435
Accrued miscellaneous taxes	615	1,045
Accrued progressive jackpot and slot club payouts	775	710
Other accrued liabilities	1,340	1,898
Total accrued expenses	$14,733	$11,504

6.                                       AGREEMENTS WITH RELATED PARTIES

The Company entered into a twenty-five year Amended and Restated Supervisory Agreement with Peter Morton, which provides for the supervision of the development, improvement, operation, and maintenance of the Company through 2022.  Mr. Morton has the option to renew the agreement for two successive fifteen year terms.  Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to the Company.  In the event either we are or Mr. Morton is in Default (as defined in the agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default.  As part of this agreement, the Company pays to Mr. Morton a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each year.  Total supervisory fee expenses for these services for the years ended December 31, 2002, 2001 and 2000 amounted to $2,447,000,  $2,398,000 and $2,413,000, respectively. These expenses are included in related party expenses in the accompanying statements of operations.  The unpaid amounts at December 31, 2002 and 2001 are $92,000 and $202,000, respectively, and are included in related party payable in the accompanying balance sheets.

Entities controlled by Mr. Morton have provided additional technical support services for the development, ongoing improvement and operation of the Company.  The Company reimburses these entities for all costs and expenses incurred in connection with these services, including, without limitation, employee salary and benefits and allocated overhead.  These expenses aggregated approximately $1,286,000, $1,146,000, and $1,342,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and are included in the accompanying statements of operations.  At December 31, 2002, $116,000 was due from these entities for expenses paid in advance and is included in related party receivable in the accompanying balance sheet.  The unpaid amount at December 31, 2001 was $98,000 and is included in related party payable in the accompanying balance sheet.

During 2002, our subsidiary, Pink Taco Corp. acquired a leasehold interest including building improvements and equipment for $1.4 million.  The landlord we acquired the interest from subsequently sold the real property fee interest to Mr. Morton, our Chairman, Chief Executive Officer and Secretary.  The Pink Taco Corp. was released from the lease commitment by Mr. Morton at the time of our abandonment of the development and the Company has no ongoing obligation to Mr. Morton for this leasehold interest.

7.                                       LONG-TERM DEBT

In March 1998, the Company obtained funding of approximately $115.9 million in net proceeds from the offering of $120 million aggregate principal amount of its 9.25%, Senior Subordinated Notes due in 2005 (the “Notes”).  Of this amount, approximately $105.6 million was used to pay off an existing credit facility, including accrued interest.  Concurrent with the execution of the Notes, the Company secured a senior secured reducing revolving line of credit under a new credit facility (the “Credit Facility”) through a group of banks.  As of December 31, 2002, the Company had $120.0 million outstanding in Notes and $22.9 million outstanding on its Credit Facility.

Credit Facility

In March 1999, the Credit Facility was amended to increase the line of credit from $67 million to $77 million and, in November 1999, the Company executed an agreement (the “Waiver Agreement”) whereby the amount available under the Credit Facility was reduced to $62 million.  The Waiver Agreement required the Company to use a portion of the proceeds from the Series A Preferred Stock Issuance (Note 12) to pay down amounts outstanding under the Credit Facility.  In addition, certain financial covenants, which the Company was not in compliance with, were waived and modified.  In addition, effective June 2000, the Company entered into an additional amendment with regard to the Credit Facility whereby, among other things: (i) the commitment amount available under the Credit Facility was reduced to $42.0 million; (ii) the commitment will reduce $2.0 million on the last day of each fiscal quarter commencing March 31, 2001, and will also reduce, beginning September 30, 2001 and on each succeeding September 30, by 50% of excess cash flow, as defined, for the then most recently completed fiscal year; and, (iii) Mr. Morton has been released from a make-well agreement, as defined.  Based on calculations, the Company generated approximately $1.6 million excess cash flow as defined for the year ended December 31, 2001 and the lenders waived this reduction as the Company entered into an amendment in November 2002.  Based on calculations, the Company generated approximately $1.8 million excess cash flow as defined for the year ended December 31, 2002.  Accordingly, we expect the commitment will reduce by approximately $0.9 million on September 30, 2003.

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

Effective November 2002, the Company entered into an amendment with regard to the Credit Facility whereby the Company is permitted to make capital expenditures for expansion projects in an amount not to exceed $13.0 million, provided that the aggregate amount of capital expenditures made do not exceed $7.5 million in any fiscal year or portion thereof and allowing not more than $2.0 million in capital expenditures not made in any fiscal year to be expended in the following fiscal year.

Effective December 2002, the Company entered into an amendment with regard to the Credit Facility whereby the Company is permitted to purchase and redeem during the period between December 15, 2002 and September 30, 2003, up to $5.0 million of the Notes.

The Credit Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Credit Facility is secured by substantially all of the Company’s property at the Las Vegas site.  Interest on the credit facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 2.75% at December 31, 2002) and aggregating 4.6% at December 31, 2002), or the Base Rate, defined as the higher of the Federal Funds Rate plus .5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for $18.9 million of its borrowings outstanding at December 31, 2002.  The balance was funded at the Base Rate (aggregating 5.75% at December 31, 2002.  These margins are dependent upon the Company’s debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

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

Maturities of the Company’s long-term debt are as follows (in thousands):

2003	$1,084
2004	23,289
2005	120,000
2006	—
2007	—
Thereafter	—
Total	$144,373

8.             INCOME TAXES

The difference between the Company’s recorded income tax benefit of zero and expected income tax benefit computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of loss before income taxes:

	Year Ended
	December 31, 2002	December 31, 2001	December 31, 2000
Income tax expense (benefit) at the statutory rate	34.0%	34.0%	(34.0)%
Nondeductible meals and entertainment	0.1	1.2	3.0
Valuation allowance	(30.0)	(31.6)	41.5
Tax credits	(8.7)	(5.5)	(10.5)
Other, net	4.6	1.9	—
Effective tax rate	—	—	—

The significant components of the deferred income tax assets and liabilities included in the accompanying balance sheets are as follows (in thousands):

	December 31, 2002	December 31, 2001
Net short-term deferred income tax assets:		$
Preopening costs, net of amortization	$—	—
Accrued expenses	817	881
	$817	$881
Net long-term deferred income tax liabilities:
Accrued expenses	$495	$408
Net operating loss carryforwards	12,642	13,510
Tax credit carryforwards	1,147	962
Depreciation and amortization	(3,237)	(3,104)
Net long-term deferred income tax liabilities	11,047	11,776
Less: valuation allowance	(11,743)	(12,454)
Total deferred income tax liabilities	$(696)	$(678)

Valuation allowances have been established due to the Company’s accumulated losses as of December 31, 2002 and 2001.  The Company has an operating loss carryforward of approximately $38.3 million to reduce future taxable income, which will expire between 2012 and 2020.

The net deferred income tax asset relates to an alternative minimum tax ("AMT") credit that has no expiration date.  The Job Creation and Worker Assistance Act of 2002 temporarily limits the AMT net operating loss ("NOL") deduction to 100% of AMT income rather than 90% of AMT income.  This change will affect the AMT tax paid in 2002 and 2001 but will not have a material adverse effect on the Company’s financial statements.

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

9.             COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases equipment under operating leases expiring through 2005.  Future minimum rental payments under these operating leases by fiscal year of the Company are as follows (in thousands):

2003	176
2004	167
2005	53
2006	—
2007	—
Thereafter	—
Total future minimum rental payments	$396

Total rental expense was approximately $579,000, $482,000 and $455,000 during the years ended December 31, 2002, 2001 and 2000, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

Construction Commitment

In August 2000, the Company entered into an agreement to remodel a portion of the hotel for approximately $4.7 million.  At December 31, 2001, the work had been completed and the Company had a construction payable of $2,024,000 related to the contract.  As of December 31, 2002, this payable had been fully satisfied.

Self-Insurance

The Company is self-insured for workers’ compensation claims, up to an annual stop loss of $200,000 per claim.  Management has established reserves it considers adequate to cover estimated future payments on claims incurred by the Company through December 31, 2002.

The Company has a partial self-insurance plan for general liability claims up to an annual stop loss per claim of $50,000.

Legal and Regulatory Proceeding

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of December 31, 2002.

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

During the years ended December 31, 2002, 2001 and 2000, the Company recorded approximately $1,100,000, $494,000, and $1,254,000, respectively, for these bonuses and deferred compensation agreements, in the accompanying statements of operations.

The Company maintains a 401(k) profit sharing plan whereby substantially all employees over the age of 21 who have completed one year of continuous employment and 1,000 hours of service are eligible for the plan.  Such employees joining the plan may contribute, through salary deductions, no less than 1% nor greater than 20% of their annual compensation.  The Company, at its discretion, will match 50% of the first 6% of compensation contributed by employees.  During the years ended December 31, 2002, 2001 and 2000, the Company recorded approximately $659,000, $647,000 and $565,000, respectively, for its portion of plan contributions, which are included in the accompanying statement of operations.

11.                                 FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s borrowings under the New Credit Facility approximates the fair value at December 31, 2002 and 2001, respectively.  The fair value of the Notes, which are publicly traded, approximated $121 million and $110 million at December 31, 2002 and 2001, respectively, based on published bid prices.

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

Dividends on the Preferred Stock are cumulative from the date of original issuance out of funds legally available for that purpose in cash in arrears on November 30 and May 31 of each year, whether or not declared.  Any amounts not paid in cash cumulate and are compounded semi-annually at the rate of 9 1/4% per annum until paid.  The resulting liabilities at December 31, 2002 and 2001 of approximately $9,411,000 and $6,167,000, respectively, have been accrued in the accompanying balance sheets for the Series A Preferred Stock.  The resulting liabilities at December 31, 2002 and 2001 of approximately $5,280,000 and $3,088,000, respectively, have been accrued in the accompanying balance sheets for the Series B Preferred Stock.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  This statement requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.  The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on January 1, 2002, and the adoption did not have a material effect on its consolidated financial statements.

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

In November 2002, the FASB issued “Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.”  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded.  The provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  We adopted the disclosure requirements of this Interpretation during the year ended December 31, 2002.

Hard Rock Hotel, Inc.

Schedule II - Valuation and Qualifying Accounts

Years Ended December 31, 2002, 2001 and 2000

(In Thousands)

	Balance at Beginning of period	Additions Charged to Costs and Expenses	Deductions Write-offs Net of Collections	Balance at End of Period
Year ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts:	$1,904	$797	$(750)	$1,951

Year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts:	$1,080	$1,245	$(421)	$1,904

Year ended December 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts:	$628	$790	$(338)	$1,080

The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  As of December 31, 2002, the outstanding amount of casino markers and checks deposited and returned by the bank unpaid was approximately $1,357,000, a $556,000 or a 29% decrease over the $1,913,000 approximate balance of these types of delinquent items outstanding as of December 31, 2001.  As of December 31, 2001, the outstanding amount of casino markers and checks deposited and returned by the bank unpaid was approximately $1,913,000, a $1,092,000 or a 133% increase over the $821,000 approximate balance of these types of delinquent items outstanding as of December 31, 2000.

S-1

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1)3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2)3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(2)3.3	Certificate of Designation of 9 1/4% Series A Cumulative Preferred Stock, no par value per share.

(3)3.4	Certificate of Designation of 9 1/4% Series B Cumulative Preferred Stock, no par value per share.

(1)3.5	Second Amended and Restated By-Laws of the Company

4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(1)4.1	Indenture, dated as of March 23, 1998, between the Company, and First Trust National Association, as Trustee, relating to the Notes.

(3)4.2	First Amendment to Indenture, dated May 30, 2000, between the Company and U.S. Bank Trust National Association, as Trustee

(1)4.3	Form of 9 1/4% Senior Subordinated Notes due 2005 (included in Exhibit 4.1).

(1)4.4	Form of 9 1/4% Series B Senior Subordinated Note due 2005 (included in Exhibit 4.1).

(1)4.5	Registration Rights Agreement, dated as of March 23, 1998, by and among the Company, Bear Stearns Co. Inc., BancAmerica Robertson Stephens and Donaldson, Lufkin & Jenrette Securities Corporation.

9.	VOTING TRUST AGREEMENTS.

(1)9.1	Amendment, dated as of July 1, 1997 to Stockholder Agreement, dated August 30, 1993, among the Company and certain stockholders listed therein.

(1)9.2	Stockholder Agreement, dated as of August 30, 1993, among the Company and certain stockholders listed therein.

10.	MATERIAL CONTRACTS.

(1)10.1

Loan Agreement, dated as of March 23, 1998, among the Company, as Borrowers, the Lenders party thereto, Bank of America National Trust and Savings Association, as Agent, and Bear, Stearns & Co., Inc. as Co-Agent.

(4)10.2	Amendment to No.1 to Loan Agreement.

(5)10.3	Amendment to No.2 to Loan Agreement.

(3)10.4	Amendment No. 3 to Loan Agreement.

(8)10.5	Amendment No. 4 to Loan Agreement.

(10)10.6	Amendment No. 5 to Loan Agreement.

10.7	Amendment No. 6 to Loan Agreement.

10.8	Amendment No. 7 to Loan Agreement.

(1)10.9	Make Well Agreement, dated as of March 23, 1998, among Peter A. Morton, Bank of America National Trust and Savings Association and the Lenders party to the Loan Agreement, dated as of March 23, 1998.

(1)10.10	Amended and Restated Supervisory Agreement, dated as of October 21, 1997, between the Company and Peter A. Morton.

(7)10.11	Employment Agreement, dated November 8, 2000, between the Company and James D. Bowen.

(9)10.12	Amendment to Employment Agreement, dated September 7, 2001, between the Company and James D. Bowen.

(11) 10.13	Employment Agreement, dated as of May 24, 2002, between the Company and Don Marrandino.

(1)10.14	Trademark Sublicense Agreement, dated October 24, 1997, between the Company and Peter A. Morton.

(1)10.15	Amendment No.1 to Trademark Sublicense Agreement, dated as of March 23, 1998, between the Company and Peter A. Morton.

(2)10.16	Subscription Agreement for 2,500 shares of 9 1/4% Series A Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated August 31, 1999, between Peter Morton and the Company.

(2)10.17	Subscription Agreement for 5,500 shares of 9 1/4% Series A Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated October 1, 1999, between Peter Morton and the Company.

(8)10.18	Employment Agreement, dated November 30, 2000, between the Company and Rick Richards.

(6)10.19

Waiver Agreement, dated November 4, 1999, between the Company and the lenders party to the Loan Agreement, Bank of America National Trust and Savings Association, as Agent, and Bear, Stearns & Co., Inc. as Co-Agent.

(6)10.20	Subscription Agreement for 2,000 shares of 9 1/4% Series A Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated October 29, 1999, between Peter Morton and the Company.

(6)10.21	Subscription Agreement for 18,000 shares of 9 1/4% Series A Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated November 2, 1999, between Peter Morton and the Company.

(3)10.22	Subscription Agreement for one share of 9 1/4% Series B Cumulative Preferred Stock of Hard Rock Hotel, Inc., dated May 30, 2000, between Desert Rock Inc., a Nevada corporation, and the Company.

(3)10.23

Assignment Agreement, dated as of August 4, 2000, entered into with reference to the Loan Agreement, dated as of March 23, 1998, by and among the Company, as Borrower, the Lenders party thereto and Bank of America, N.A., as Agent.

12.	RATIO OF EARNINGS TO FIXED CHARGES.

12.1	Statement regarding the computation of ratio of earnings to fixed charges for the Company.

24.	POWERS OF ATTORNEY.

24.1	Power of Attorney (included in signature page).

99.	ADDITIONAL EXHIBITS

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

(10)                            Incorporated by reference to designated exhibit to our Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2001 (File No. 333-53211).

(11)                            Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended September 30, 2002 (File No. 333-53211).

S-2