Form 10-Q
period 2003-03-31
HARD ROCK HOTEL INC
filed 2003-05-13
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock outstanding by class as of May 13, 2003

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

HARD ROCK HOTEL, INC.

Part I                    FINANCIAL INFORMATION

Item 1.                                                     Financial Statements

HARD ROCK HOTEL, INC.

CONDENSED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

ASSETS

	March 31, 2003	December 31, 2002

Current assets:
Cash and cash equivalents	$11,269	$9,139
Accounts receivable, net of allowance for doubtful accounts of $1,902 and $1,951 as of March 31, 2003 and December 31, 2002, respectively	6,362	10,035
Inventories	1,403	1,736
Prepaid expenses and other current assets	1,707	1,855
Related party receivable	375	116
Total current assets	21,116	22,881

Property and equipment, net of accumulated depreciation and amortization	162,934	165,073
Deferred income taxes	967	817
Other assets	1,585	1,815

TOTAL ASSETS	$186,602	$190,586

Current liabilities:

Accounts payable	$3,217	$3,564
Construction related payables	130	179
Related party payable	383	92
Accrued expenses	10,559	14,733
Interest payable	5,672	2,910
Current portion of long-term debt	988	1,084
Total current liabilities	20,949	22,562

Deferred income taxes	696	696
Long-term debt	138,307	143,289
Total long-term liabilities	139,003	143,985
Total liabilities	159,952	166,547

Commitments and contingencies:

Preferred stock, 9 ¼% Series A Cumulative, no par value, redeemable, 40,000 shares authorized, 28,000 shares issued and outstanding	38,246	37,411
Preferred stock, 9 ¼% Series B Cumulative, no par value, redeemable, one share authorized, issued and outstanding	25,845	25,280
Total preferred stock	64,091	62,691

Shareholders’ deficiency:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(44,949)	(46,160)
Total shareholders’ deficiency	(37,441)	(38,652)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$186,602	$190,586

The accompanying notes are an integral part of these financial statements

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue:
Casino	$14,249	$13,393
Lodging	7,359	6,613
Food and beverage	11,237	9,960
Retail	2,025	2,241
Other income	1,702	1,652
Gross revenues	36,572	33,859
Less: promotional allowances	(2,690)	(2,543)
Net revenues	33,882	31,316

Costs and expenses:
Casino	8,738	7,812
Lodging	1,938	1,734
Food and beverage	5,830	5,030
Retail	915	1,009
Other	878	871
Marketing	1,081	1,939
Related party expenses	1,079	890
General and administrative	4,716	4,133
Depreciation and amortization	2,889	2,913
Pre-opening	12	-
Total costs and expenses	28,076	26,331

Income from operations	5,806	4,985

Other income (expenses):
Interest income	6	12
Interest expense	(3,265)	(3,387)
Other, net	(36)	(88)

Other expenses, net	(3,295)	(3,463)

Income before provision for income taxes	2,511	1,522

Income tax benefit	100	—
NET INCOME	2,611	1,522

Preferred stock dividends	(1,400)	(1,306)
Income applicable to common shareholders	$1,211	$216

BASIC AND DILUTED NET LOSS PER SHARE:

Applicable to common shareholders	$15.93	$2.84

Weighted average number of common shares outstanding	76,023	76,023

The accompanying notes are an integral part of these financial statements

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except supplemental schedule)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$2,611	$1,522
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,889	2,913
Provision for losses on accounts receivable	142	(132)
Amortization of loan fees	185	184
Loss on sales of property and equipment	36	88
Changes in operating assets and liabilities:
Accounts receivable	3,531	1,330
Inventories	333	270
Prepaid expenses and other current assets	148	(495)
Related party receivable	(259)	-
Increase in deferred income taxes	(150)	-
Accounts payable	(347)	467
Related party payable	291	(52)
Accrued expenses	(4,174)	(1,355)
Interest payable	2,762	2,763
Net cash provided by operating activities	7,998	7,503

Cash flow used in investing activities:
Purchases of property and equipment	(786)	(914)
Proceeds from sales of property and equipment	-	36
Construction payables	(49)	(2,024)
Decrease in other assets	45	28
Net cash used in investing activities	(790)	(2,874)

Cash flows used in financing activities:
Principal payments on long-term debt	(5,078)	(2,641)
Net cash used in financing activities	(5,078)	(2,641)

Net increase in cash and cash equivalents	2,130	1,988
Cash and cash equivalents, beginning of period	9,139	8,591
Cash and cash equivalents, end of period	$11,269	$10,579

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$318	$428
Cash paid (received) during the period for income taxes, net	$—	$—

The accompanying notes are an integral part of these financial statements

Supplemental Schedule of Non-Cash Investing and Financing Activities:

The value of the 9 1/4% Series A Cumulative Preferred Stock increased by approximately $835,000 and $779,000 in unpaid accrued dividends for the three-month periods ended March 31, 2003 and 2002, respectively.

The value of the 9 1/4% Series B Cumulative Preferred Stock increased by approximately $565,000 and $527,000 in unpaid accrued dividends for the three-month periods ended March 31, 2003 and 2002, respectively.

The Company purchased $286,000 of equipment in exchange for indebtedness for the three-month period ended March 31, 2002.

1.             BASIS OF PRESENTATION

Hard Rock Hotel, Inc. (the “Company”), a Nevada corporation incorporated on August 30, 1993, operates a hotel-casino in Las Vegas, Nevada (the “Resort”).  Lily Pond Investments, Inc. (“Lily Pond”), a Nevada corporation controlled and majority owned by Peter Morton, owns all of the voting shares and 93% of the non-voting shares of the Company.  Mr. Morton has granted a sublicense to the Company, pursuant to which the Company holds the exclusive right to use the “Hard Rock Hotel” trademark for the Company’s operations in Las Vegas.  These financial statements also include the development activities of its subsidiary, Pink Taco Corporation (“Pink Taco Corp.”), a Nevada corporation, (collectively the “Company”).  Pink Taco Corp. was formed in September 2002 to develop a Pink Taco restaurant and bar on the Sunset Strip in West Hollywood, California.  These development efforts were abandoned during December 2002.  The decision to abandon the development was based on several factors including global uncertainties, the less than robust economy, the recent changes in the Company’s management and a desire to focus more on its Las Vegas operations.  These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.   Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q and they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2003.  The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2002.  The Company has made certain financial statement reclassifications for the 2002 financial statements in order to classify amounts in a manner consistent with the 2003 financial statements which have had no effect upon net income.

2.             LONG-TERM DEBT

In March 1998, the Company obtained funding of approximately $115.9 million in net proceeds from the offering of $120 million aggregate principal amount of its 9.25%, Senior Subordinated Notes due in 2005 (the “Notes”).  Of this amount, approximately $105.6 million was used to pay off an existing credit facility, including accrued interest.  Concurrent with the execution of the Notes, the Company secured a senior secured reducing revolving line of credit under a new credit facility (the “Credit Facility”) through a group of banks.  As of March 31, 2003, the Company had $120.0 million outstanding in Notes and $18.0 million outstanding on its Credit Facility.

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

Credit Facility

In March 1999, the Credit Facility was amended to increase the line of credit from $67 million to $77 million and, in November 1999, the Company executed an agreement (the “Waiver Agreement”) whereby the amount available under the Credit Facility was reduced to $62 million.  The Waiver Agreement required the Company to use a portion of the proceeds from the Series A Preferred Stock Issuance to pay down amounts outstanding under the Credit Facility.  In addition, certain financial covenants, which the Company was not in compliance with, were waived and modified.  In addition, effective June 2000, the Company entered into an additional amendment with regard to the Credit Facility whereby, among other things: (i) the commitment amount available under the Credit Facility was reduced to $42.0 million; (ii) the commitment will reduce $2.0 million on the last day of each fiscal quarter commencing March 31, 2001, and will also reduce, beginning September 30, 2001 and on each succeeding September 30, by 50% of excess cash flow, as defined, for the then most recently completed fiscal year; and, (iii) Mr. Morton has been released from a make-well agreement, as defined.  Based on calculations, the Company generated approximately $1.6 million excess cash flow as defined for the year ended December 31, 2001 and the lenders waived this reduction as the Company entered into an amendment in November 2002.  Based on calculations, the Company generated approximately $1.8 million excess cash flow as defined for the year ended December 31, 2002.  Accordingly, we expect the commitment will reduce by approximately $0.9 million on September 30, 2003.

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

The Credit Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Credit Facility is secured by substantially all of the Company’s property at the Las Vegas site.  Interest on the Credit Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 3.00% at March 31, 2003) and aggregating 4.6% at March 31, 2003), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at March 31, 2003.  These margins are dependent upon the Company’s debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

3.             LEGAL AND REGULATORY PROCEEDINGS

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of March 31, 2003.

4.             RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees.  The Company adopted this statement on January 1, 2003, and the adoption did not have a material effect on its financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.   The most significant provisions of this statement relate to the rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified.  The Company adopted this statement on January 1, 2003, and the adoption did not have a material effect on its financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement address financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  A fundamental conclusion reached by the FASB in this statement is than an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  This statement also establishes that fair value is the objective for initial measurement of the liability.  The Company adopted this statement on January 1, 2003, and the adoption did not have a material effect on its financial statements.

In November 2002, the FASB issued “Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.”  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded.  The provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company adopted the disclosure requirements of this Interpretation during the year ended December 31, 2002.  The Company adopted the other provisions of this statement on January 1, 2003, and the adoption did not have a material effect on its financial statements.

5.             SUBSEQUENT EVENTS

Tender Offer

On May 1, 2003, the Company commenced a cash tender offer and consent solicitation (the “Offer”) for its $120 million outstanding principal amount of the Notes.

The Offer is scheduled to expire at 12:00 midnight, New York City Time, on May 29, 2003, unless extended or earlier terminated (the “Expiration Date”).  Holders of Notes who tender their Notes and deliver consents on or prior to 12:00 midnight, New York City Time, on May 14, 2003 (the “Consent Date”), will receive 102.563% of the principal amount of the Notes validly tendered (the “Total Consideration”).  Holders who tender their Notes after the Consent Date but prior to the Expiration Date will receive 100% of the principal amount of the Notes validly tendered (the “Tender Offer Consideration”).  The Total Consideration is the sum of the Tender Offer Consideration and 2.563% of the principal amount of the Notes paid to each holder of Notes that validly tenders their Notes and delivers consents on or prior to the Consent Date.  In each case, holders that validly tender their Notes shall receive accrued and unpaid interest up to, but not including, the payment date.

The Offer is subject to the satisfaction of certain conditions, including the Company’s receipt of valid tenders for a majority of the outstanding Notes and debt financing sufficient to consummate the Offer on terms acceptable to the Company.

Signage

The Company entered into a $1.3 million conditional sale agreement, payable on or before October 1, 2003, for the manufacture and installation of four full color live video LED sign systems.

Item 2.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company’s financial statements, including the notes thereto, and the other financial information appearing elsewhere herein and by the audited financial statements and footnotes for the year ended December 31, 2002, which may be obtained upon request from the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events.  Statements containing expressions such as “believes,” “anticipates” or “expects” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements.  All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  Such factors include, without limitation, the following:  increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of our gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the our officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the our key markets; severe and unusual weather in the our key markets; and adverse results of significant litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof.  We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based.  For more information regarding risks inherent in an investment in the Company, see the section “Business — Risk Factors” in our annual Report on Form 10-K filed with the SEC on March 31, 2003.

OVERVIEW

Our sole business is the operation of the Resort.  These financial statements also include the development activities of our subsidiary, Pink Taco Corporation (“Pink Taco Corp.”), a Nevada corporation, (collectively the “Company”).  Pink Taco Corp. was formed in September 2002 to develop a Pink Taco restaurant and bar on the Sunset Strip in West Hollywood California.  These development efforts were abandoned during December 2002.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

NET REVENUES.  Net revenues increased 8% for the three-month period ended March 31, 2003 to $33.9 million compared to $31.3 million for the three-month period ended March 31, 2002.  The $2.6 million increase in net revenues is primarily attributable to a $1.2 million or 12% increase in food and beverage revenues, a $0.8 million or 6% increase in casino revenues and a $0.8 million or 12% increase in hotel revenues.   These increases were partially offset by a $0.2 million or 5% decrease in retail and other revenues and a $0.1 million or 6% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $0.8 million increase in casino revenues was primarily due to a $0.8 million or 25% increase in slot machine revenues and a $0.3 million or 186% increase in race and sports book revenues.  These increases were partially offset by a $0.3 million or 3% decrease in table games revenues.  The increase in slot machine revenues was due to an increase in slot machine handle and hold percentage.  Slot machine handle increased $8.9 million or 11% to $87.7 million from $78.8 million.  Slot machine hold percentage increased 0.5 percentage points to 4.8% from 4.3%.  The average number of slot machines in operation decreased to 559 from 568, a decrease of 9 machines or 2%.  The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in win per slot machine per day to $83 from $66, an increase of $17 or 26%.  The increase in race and sports book revenues was due to an increase in race and sports handle and hold percentage.  Race and sports book handle increased $0.4 million or 8% to $5.5 million from $5.1 million.  Race and sports hold percentage increased 6.5 percentage points to 10.2% from 3.7%.  The decrease in table games revenues was due to a decrease in table games hold percentage offset partially by an increase in table games drop.  Table games drop increased $2.9 million or 4% to $75.0 million from $72.1 million.  Table games hold percentage decreased 1.0 percentage point to 12.7% from 13.7%.  The average number of table games in operations increased to 91 from 89, an increase of 2 games or 2%.  The net result of these changes in drop, hold percentage and average number of table games in operation was a decrease in win per table game per day to $1,164 from $1,232, a decrease of $68 or 6%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the three-month period ended March 31, 2003 was 14.1% compared to 15.3% for the three-month period ended March 31, 2002.

LODGING REVENUES.  The $0.8 million increase in lodging revenues to $7.4 million from $6.6 million was primarily due to an increase in average daily rate (“ADR”) to $128 from $113.  This increase was offset partially by a $0.1 million decrease in telephone sales due to the increasing use of cellular telephones, a trend that we expect to continue.  The occupancy percentage remained constant between periods at 93%.

FOOD AND BEVERAGE REVENUES.  The $1.2 million increase in food and beverage revenues was due to food revenues increasing approximately $0.8 million and beverage revenues increasing by approximately $0.4 million.  During July 2002, Mortoni’s restaurant and bar was closed permanently and has been replaced by Simon Kitchen and Bar that opened during October 2002.  Food revenues also increased in every other operating department.  The increases in beverage revenues were primarily from the opening of Simon Kitchen and Bar of $0.3 million and an increase in banquet bar revenue of $0.1 million.

RETAIL REVENUES AND OTHER INCOME.  Retail and other revenues decreased $0.2 million in aggregate.  We believe the $0.2 million decrease in retail revenues was due in part to continued general market decline in the themed restaurant merchandise segment, the addition of other retail operations in Las Vegas and a reduction in foreign tourists due to Operation Iraqi Freedom.

PROMOTIONAL ALLOWANCES.  The $0.1 million increase in promotional allowances was due to an increase in casino and general marketing complimentary items offered to customers as a result of increased casino volume.

CASINO EXPENSES.  Casino expenses increased $0.9 million or 12% to $8.7 million from $7.8 million.  The increase was primarily due to a $0.3 million increase in discounts to our players, a $0.3 million increase in gaming taxes and fees, a $0.2 million increase in bad debt expenses related to potentially uncollectible credit extended to casino customers, a $0.2 million increase in casino and marketing labor and related expenses, a $0.1 million increase in the cost of complimentaries related to items furnished to customers on a complimentary basis.  These increases were partially offset by a $0.2 million decrease in casino marketing and player development costs.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  The outstanding amount of casino markers and checks deposited and returned by the bank unpaid remained approximately constant between period ends at approximately $1.6 million.  Casino expenses as a percentage of casino revenues increased to 61% from 58%, an increase of 3 percentage points between comparative periods due to the items described above.

LODGING EXPENSES. Lodging expenses in relation to lodging revenues, prior to reclassifying the cost of complimentaries to casino expense, remained constant at 32%.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, remained constant at 60%.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense, remained constant at approximately 49%.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income decreased to 52% from 53%, a decrease of 1 percentage point.  The decrease is primarily due to the recognition of income from the Chevrolet Rock and Roll mobile tour.

MARKETING, GENERAL AND ADMINISTRATIVE.  General and administrative expenses in relation to gross revenues increased to 13% from 12%, an increase of 1 percentage point.  The increase was primarily due to payroll and related expenses increasing to 7.0% of gross revenues from 6.4% of gross revenues, guest claims increasing by $0.1 million and repairs and maintenance increasing by $0.1 million.  Marketing expenses in relation to gross revenues decreased to 3% from 6%, a decrease of 3 percentage points.  The decrease in marketing expenses was primarily due to $0.4 million decreases in marketing promotions, a $0.3 million decrease in national advertising and a $0.1 decrease in payroll and related expenses.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense remained constant.

INTEREST EXPENSE.  Interest expense decreased to $3.3 million from $3.4 million, a decrease of $0.1 million or 3%.  The decrease is due to the decrease in outstanding borrowings, a decrease in the effective interest rate on the Company’s Credit Facility and decreasing amortization of loan fees.

INCOME TAXES.  The Company has recorded a tax benefit of $0.1 million in the first quarter of 2003.  The Company did not have income tax expense during 2002 due to being able to offset 100% of alternative minimum taxable (“AMT”) income with AMT net operating loss carryforwards (“NOL”) from previous periods.  This is due to legislation passed in the Job Creation and Worker Assistance Act of 2002 which increases the limit on AMT NOL deductions from 90 percent to 100 percent for NOL’s generated or taken as carryforwards in the tax year ending during 2002.

INCOME APPLICABLE TO COMMON SHAREHOLDERS.  Income applicable to common shareholders was $1.2 million compared to $0.2 million during the prior year three-month period. The increase in income applicable to common shareholders was due to the factors described above and an income tax benefit of $0.1 million partially offset by a $0.1 million increase in preferred stock dividends.  Preferred dividends declared increased due to compounding returns on dividends that were not distributed.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended March 31, 2003 our principal sources of funds were cash on-hand at December 31, 2002, and cash provided by operating activities of $8.0 million.  The amount of cash provided by operating activities primarily includes net income of $2.6 million, depreciation and amortization of $2.9 million, provision for losses on accounts receivable of $0.1 million and amortization of loan fees of $0.2 million net of $2.3 million of changes in operating assets and liabilities.  The primary uses of funds were capital expenditures of $0.8 million and a $5.1 million net reduction in the outstanding borrowings related to our Credit Facility and equipment financing.  As a result, as of March 31, 2003, we had cash and cash equivalents of $11.3 million.

On April 9, 2003, the Company entered into a $1.3 million conditional sale agreement, payable on or before October 1, 2003, for the purchase of four full color live video LED sign systems.

On May 1, 2003, the Company commenced a cash tender offer and consent solicitation (the “Offer”) for its $120 million outstanding principal amount of the Notes.

The Offer is scheduled to expire at 12:00 midnight, New York City Time, on May 29, 2003, unless extended or earlier terminated (the “Expiration Date”).  Holders of Notes who tender their Notes and deliver consents on or prior to 12:00 midnight, New York City Time, on May 14, 2003 (the “Consent Date”), will receive 102.563% of the principal amount of the Notes validly tendered (the “Total Consideration”).  Holders who tender their Notes after the Consent Date but prior to the Expiration Date will receive 100% of the principal amount of the Notes validly tendered (the “Tender Offer Consideration”).  The Total Consideration is the sum of the Tender Offer Consideration and 2.563% of the principal amount of the Notes paid to each holder of Notes that validly tenders their Notes and delivers consents on or prior to the Consent Date.  In each case, holders that validly tender their Notes shall receive accrued and unpaid interest up to, but not including, the payment date.

The Offer is subject to the satisfaction of certain conditions, including the Company’s receipt of valid tenders for a majority of the outstanding Notes and debt financing sufficient to consummate the Offer on terms acceptable to the Company.

We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $30.0 million Credit Facility ($12.0 million as of March 31, 2003) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to April 1, 2004.  Our ability to raise additional funds is limited by restrictions on our financing activities under our Credit Facility and the Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

The $30.0 million amount available under the commitment began reducing by $2.0 million on September 30, 2001 and will continue to reduce by $2.0 million on the last day of each subsequent fiscal quarter until it reaches $25.0 million.  Effective December 2001, the Company entered into an amendment with regard to the Credit Facility whereby the $2.0 million quarterly commitment reduction for the quarter ending December 31, 2001 was waived.  Beginning September 30, 2001 and on each succeeding September 30, the credit line reduces by 50% of Excess Cash Flow, as defined, for the then most recently completed fiscal year.  Based on our calculations, we generated approximately $1.6 million excess cash flow as defined for the year ended December 31, 2001 and the lenders waived this reduction as the Company entered into an amendment in November 2002.  Based on calculations, the Company generated approximately $1.8 million excess cash flow as defined for the year ended December 31, 2002.  Accordingly, we expect the commitment will reduce by approximately $0.9 million on September 30, 2003.

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

As of March 31, 2003, $16.1 million aggregate in dividends have accrued on our 9 1/4% Series A Cumulative Preferred Stock and 9 1/4% Series B Cumulative Preferred Stock.

Item 3.                                                     Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates.  We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments at March 31, 2003.

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

We had $18.0 million and $22.9 million in variable rate debt outstanding at March 31, 2003 and December 31, 2002, respectively.  Based upon these variable rate debt levels, a hypothetical 10% adverse change in the effective interest rate (approximately a 46 basis point increase) would increase interest expense by approximately $0.1 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

        As of March 31, 2003, there have been no material changes to the information previously reported under Item 7 in the Company’s annual report on form 10K for the year ended December 31, 2002, except that on April 9, 2003, the Company entered into a $1.3 million conditional sale agreement, payable on or before October 1, 2003, for the purchase of four full color live video LED sign systems and that on May 1, 2003, the Company commenced a cash tender offer and consent solicitation for its $120 million outstanding principal amount of the Notes.

Our ability to service our contractual obligations and commitments will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

Item 4.  Controls and Procedures

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

(b)                                 Reports on Form 8-K

Press release of Hard Rock Hotel, Inc., issued April 22, 2003, reporting results of operations for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARD ROCK HOTEL, INC.

Date: May 13, 2003	/s/ JAMES D. BOWEN
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

Date:	May 13, 2003	/s/ PETER A. MORTON
Chief Executive Officer

I, James D. Bowen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hard Rock Hotel, Inc.;

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

Date:	May 13, 2003	/s/ JAMES D. BOWEN
Chief Financial Officer