Form 10-Q
period 2003-06-30
HARD ROCK HOTEL INC
filed 2003-08-14
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Common Stock outstanding by class as of August 14, 2003

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

HARD ROCK HOTEL, INC.

Part I                    FINANCIAL INFORMATION

Item 1.                                                     Financial Statements

HARD ROCK HOTEL, INC.

CONDENSED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	June 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$12,003	$9,139
Accounts receivable, net of allowance for doubtful accounts of $1,892 and $1,951 as of June 30, 2003 and December 31, 2002, respectively	6,919	10,035
Inventories	1,562	1,736
Prepaid expenses and other current assets	2,075	1,855
Related party receivable	145	116
Total current assets	22,704	22,881

Property and equipment, net of accumulated depreciation and amortization	163,109	165,073
Deferred income taxes	967	817
Other assets	3,710	1,815

TOTAL ASSETS	$190,490	$190,586

Current liabilities:
Accounts payable	$3,817	$3,564
Construction related payables	1,235	179
Related party payable	191	92
Accrued expenses	13,377	14,733
Interest payable	1,502	2,910
Current portion of long-term debt	—	1,084
Total current liabilities	20,122	22,562

Deferred income taxes	696	696
Qualified subordinated notes to related parties	50,037	—
Long-term debt	160,000	143,289
Total long-term liabilities	210,733	143,985
Total liabilities	230,855	166,547

Commitments and contingencies:

Preferred stock, 9 ¼% Series A Cumulative, no par value, redeemable, 40,000 shares authorized, 28,000 shares issued and outstanding	—	37,411
Preferred stock, 9 ¼% Series B Cumulative, no par value, redeemable, one share authorized, issued and outstanding	—	25,280
Total preferred stock	—	62,691

Shareholders’ deficiency:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(47,873)	(46,160)
Total shareholders’ deficiency	(40,365)	(38,652)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$190,490	$190,586

The accompanying notes are an integral part of these unaudited condensed financial statements

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three months Ended June 30		Six months Ended June 30
	2003	2002	2003	2002
Revenue:
Casino	$13,798	$13,753	$28,047	$27,146
Lodging	7,737	7,209	15,096	13,822
Food and beverage	12,161	11,658	23,398	21,618
Retail	2,211	2,384	4,236	4,625
Other income	1,985	1,964	3,687	3,616
Gross revenues	37,892	36,968	74,464	70,827
Less: promotional allowances	(2,915)	(2,820)	(5,605)	(5,363)
Net revenues	34,977	34,148	68,859	65,464

Costs and expenses:
Casino	8,011	8,452	16,749	16,264
Lodging	1,846	1,783	3,784	3,517
Food and beverage	6,272	5,557	12,102	10,587
Retail	946	989	1,861	1,998
Other	1,003	1,047	1,881	1,918
Marketing	2,156	1,658	3,237	3,597
Related party expenses	1,126	888	2,205	1,778
General and administrative	4,682	4,058	9,398	8,191
Depreciation and amortization	2,887	2,744	5,776	5,657
Pre-opening	11	—	23	—
Total costs and expenses	28,940	27,176	57,016	53,507

Income from operations	6,037	6,972	11,843	11,957

Other income (expense):
Interest income	9	14	15	26
Interest expense	(3,769)	(3,299)	(7,034)	(6,686)
Loss on early extinguishments of debt	(4,258)	—	(4,258)	—
Other, net	3	44	(33)	(44)

Income (loss) before provision for income taxes	(1,978)	3,731	533	5,253

Income tax provision (benefit)	—	—	(100)	—
NET INCOME (LOSS)	(1,978)	3,731	633	5,253

Preferred stock dividends	(946)	(1,337)	(2,346)	(2,643)
Income (loss) applicable to common shareholders	$(2,924)	$2,394	$(1,713)	$2,610

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

Applicable to common shareholders	$(38.46)	$31.49	$(22.53)	$34.33

Weighted average number of common shares outstanding	76,023	76,023	76,023	76,023

The accompanying notes are an integral part of these unaudited condensed financial statements.

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except supplemental schedule)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$633	$5,253
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,776	5,657
Provision for losses on accounts receivable	45	(21)
Amortization of loan fees	342	369
Loss on sales of property and equipment	33	44
Loss on early extinguishment of debt	4,258	—
Changes in operating assets and liabilities:
Accounts receivable	3,071	(579)
Inventories	174	177
Prepaid expenses and other current assets	(220)	(208)
Related party receivable	(29)	—
Increase in deferred income taxes	(150)	—
Accounts payable	253	380
Related party payable	99	(6)
Accrued expenses	(1,356)	(331)
Interest payable	(1,408)	(21)
Net cash provided by operating activities	11,521	10,714

Cash flows used in investing activities:
Purchases of property and equipment	(3,845)	(1,725)
Proceeds from sales of property and equipment	—	52
Construction payables	1,056	(2,024)
Decrease in other assets	(1)	(168)
Net cash used in investing activities	(2,790)	(3,865)

Cash flows used in financing activities:
Net proceeds from borrowings	156,983	—
Other debt issuance costs	(437)	—
Payment of accrued dividends on preferred stock	(15,000)	—
Principal payments on long-term debt	(144,373)	(6,289)
Premium on early retirement of long-term debt	(3,040)	—
Net cash used in financing activities	(5,867)	(6,289)

Net increase in cash and cash equivalents	2,864	560
Cash and cash equivalents, beginning of period	9,139	8,591
Cash and cash equivalents, end of period	$12,003	$9,151

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8,100	$6,313
Cash paid during the period for income taxes, net	$75	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In conjunction with the issuance of $140,000,000 of Second Lien Notes and a $40,000,000 Senior Secured Credit Facility (of which the $20,000,000 Revolving Credit Facility portion was not drawn upon as of June 30, 2003) during May 2003, issuance costs of $2,450,000 and $567,000, respectively, were withheld from the proceeds, therefrom.

During May 2003, the Company issued $50,037,000 of Qualified Subordinated Notes to related parties and redeemed and retired the 9 1/4% Series A Cumulative Preferred Stock and the 9 1/4% Series B Cumulative Preferred Stock.

The value of the 9 1/4% Series A Cumulative Preferred Stock increased by approximately $1,577,000 in unpaid accrued dividends for the six-month period ended June 30, 2002.

The value of the 9 1/4% Series B Cumulative Preferred Stock increased by approximately $1,066,000 in unpaid accrued dividends for the six-month periods ended June 30, 2002.

The Company purchased $1,110,000 of equipment in exchange for indebtedness for the six-month period ended June 30, 2002.

1.                                       BASIS OF PRESENTATION

Hard Rock Hotel, Inc. (the “Company”), a Nevada corporation incorporated on August 30, 1993, operates a hotel-casino in Las Vegas, Nevada (the “Resort”).  Lily Pond Investments, Inc. (“Lily Pond”), a Nevada corporation controlled and majority owned by Peter Morton, owns all of the voting shares and 93% of the non-voting shares of the Company.  Mr. Morton has granted a sublicense to the Company, pursuant to which the Company holds the exclusive right to use the “Hard Rock Hotel” trademark for the Company’s operations in Las Vegas.  These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q and they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2003.  The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2002.  The Company has made certain financial statement reclassifications for the 2002 financial statements in order to classify amounts in a manner consistent with the 2003 financial statements which have had no effect upon net income.

2.                                       LONG-TERM DEBT

In May 2003, the Company obtained funding of approximately $137.6 million in net proceeds from the offering of $140.0 million aggregate principal amount of its 8.875% Second Lien Notes due 2013 (the “2013 Notes”) and paid additional costs of approximately $0.4 million in conjunction with this issuance in cash.  Concurrent with the execution of the 2013 Notes, the Company secured a $40 million Senior Secured Credit Facility (the “Facility”) through a group of banks at a cost of approximately $0.6 million which was withheld from the net proceeds.  The Facility consists of a $20 million, five-year senior secured term loan (the “Term Loan”) and a $20 million senior secured revolving credit facility (the “Revolving Credit Facility”).  As of June 30, 2003, the Company had $140.0 million outstanding in 2013 Notes, $20.0 million outstanding on its Term Loan and had no balance outstanding on the Revolving Credit Facility.  The 2013 Notes are contractually subordinated in right of payment to all indebtedness incurred pursuant to the Facility and the liens and security interests securing the obligations of the Company under the 2013 Notes are contractually subordinated to the liens securing the obligations of the Company under the Facility.

The net proceeds from the issuance of the 2013 Notes together with the borrowings under the Facility and cash on hand, were used to redeem and repurchase the Company’s $120.0 million 9.25% Senior Subordinated Notes due in 2005, repay the entire $18.0 million balance outstanding on its $30.0 million senior revolving credit facility, repay $1.3 million of purchase money indebtedness, to pay a $15.0 million of the accrued dividends on the Company’s preferred stock, to pay costs and expenses related to the foregoing, to finance working capital and to provide liquidity to fund general and corporate purposes.  A loss on early extinguishment of debt of $4.2 million related to a $3.0 million premium paid to the holders of the Company's 9.25% Notes which were tendered or called during the three months ended June 30, 2003 and due to a $1.2 million write-off of unamortized deferred debt issuance costs related to the tendered and called notes.

Junior Subordinated Notes

The Company exchanged all of its outstanding preferred stock and the remaining accrued and unpaid dividends thereon for an aggregate principal amount of junior subordinated notes equal to approximately $50.1 million (the “Junior Notes”).  Upon issuance of the Junior Notes, the Company’s preferred stock ceased to remain outstanding.  Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.

2013 Notes

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses may not be pledged under applicable law.  The security interest is junior to the security interest in the assets securing our obligation under our Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of June 30, 2003.

Facility

The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company is in compliance with these covenants as of June 30, 2003.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 3.50% at June 30, 2003) and aggregating  4.4% at June 30, 2003), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at June 30, 2003.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

3.                                       LEGAL AND REGULATORY PROCEEDINGS

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of June 30, 2003.

4.                                       RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist.  The Company has not determined the effect, if any, that SFAS No. 149 will have on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We will adopt the standard on July 1, 2003.  The Company has completed its evaluation of SFAS 150 and has determined that there is no material effect on its financial statements as of June 30, 2003 and anticipates implementing it on July 1, 2003.

5.                                       CONSTRUCTION COMMITMENT

During April 2003, the Company entered into a $1.3 million conditional sale agreement, payable on or before October 1, 2003, for the manufacture and installation of four full color live video LED sign systems, $0.4 million of which has been paid to date.

6.                                       SUBSEQUENT EVENTS

During August 2003, the Company entered into various agreements to combine ten of its existing hotel rooms into a “mega-suite” of approximately 4,500 square feet with 3 bedrooms, 4 bathrooms, a dining room, a kitchen, a spa room, a billiard room and a professional style bowling alley for approximately $2.5 million.

During August 2003, the Company entered into an agreement to expand its parking garage facility by 380 spaces for approximately $4.0 million.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events.  Statements containing expressions such as “believes,” “anticipates” or “expects” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements.  All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  Such factors include, without limitation, the following:  increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of our gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to our officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in our key markets; severe and unusual weather in our key markets; and adverse results of significant litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof.  We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based.  For more information regarding risks inherent in an investment in the Company, see the section “Business — Risk Factors” in our annual report on Form 10-K filed with the SEC on March 31, 2003.

OVERVIEW

Our sole business is the operation of the Resort.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 and 2002

NET REVENUES.  Net revenues increased 2% for the three-month period ended June 30, 2003 to $35.0 million compared to $34.1 million for the three-month period ended June 30, 2002.  The $0.9 million increase in net revenues is primarily attributable to a $0.5 million or 7% increase in hotel revenues, a $0.5 million or 4% increase in food and beverage revenues and a $0.1 million or less than 1% combined increase in casino and other revenues.  These increases were partially offset by a $0.2 million or 7% decrease in retail revenues and a $0.1 million or 3% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The less than $0.1 million increase in casino revenues was primarily due to a $1.1 million or 33% increase in slot machine revenues and a $0.2 million or 257% increase in race and sports book revenues.  These increases were partially offset by a $1.3 million or 12% decrease in table games revenues.  The increase in slot machine revenues was due to an increase in slot machine handle and hold percentage.  Slot machine handle increased $5.6 million or 6% to $94.2 million from $88.6 million.  Slot machine hold percentage increased 0.9 percentage points to 4.5% from 3.6%.  The average number of slot machines in operation decreased to 559 from 566, a decrease of 7 machines or 1%.  The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in win per slot machine per day to $82 from $62, an increase of $20 or 32%.  The increase in race and sports book revenues was due to an increase in race and sports handle and hold percentage.  Race and sports book handle increased $0.9 million or 32% to $3.8 million from $2.9 million.  Race and sports hold percentage increased 5.5 percentage points to 9.5% from 4.0%.  The decrease in table games revenues was due to a decrease in table games drop and hold percentage.  Table games drop decreased $5.1 million or 6% to $73.4 million from $78.5 million.  Table games hold percentage decreased 0.7 percentage points to 12.6% from 13.3%.  The average number of table games in operations decreased to 91 from 93, a decrease of 2 games or 2%.  The net result of these changes in drop, hold percentage and average number of table games in operation was a decrease in win per table game per day to $1,112 from $1,236, a decrease of $124 or 10%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the three-month period ended June 30, 2003 was 14.6% compared to 16.0% for the three-month period ended June 30, 2002.

LODGING REVENUES.  The $0.5 million increase in lodging revenues to $7.7 million from $7.2 million was primarily due to an increase in average daily rate (“ADR”) to $129 from $118 and a $0.1 million increase in miscellaneous sales.  These increases were offset partially by a $0.1 million decrease in telephone sales due to the increasing use of cellular telephones, a trend that we expect to continue.  The occupancy percentage decreased 1% to 97% from 98% between periods.

FOOD AND BEVERAGE REVENUES.  The $0.5 million increase in food and beverage revenues was due to beverage revenues increasing approximately $0.6 million offset partially by food revenues decreasing by approximately $0.1 million.  The increases in beverage revenues were primarily from the opening of Simon bar of $0.3 million, a $0.3 million increase in Baby’s nightclub revenues, a $0.2 million increase in Beach Club beverage revenues, and a $0.1 million increase in the Center Bar.  These increases were offset partially by a $0.1 million decrease from the closing of Mortoni’s bar, a $0.1 million decrease in each of the Joint bar and Banquet beverage and a combined $0.1 million decrease in Room Service, AJ’s and Mr. Lucky’s beverage revenues.  Food revenues decreased due to a $0.8 million decrease in Banquet food and a $0.2 million decrease from the closing of Mortoni’s restaurant.  These decreases were offset partially by a $0.6 million increase from the opening of Simon Kitchen and $0.1 million increases in each of Pink Taco, Mr. Lucky’s and Room Service food revenues.  Mortoni’s restaurant and bar was closed permanently during July 2002, and was replaced by Simon Kitchen and Bar which opened during October 2002.

RETAIL REVENUES.  Retail revenues decreased $0.2 million.  We believe the $0.2 million decrease in retail revenues was due in part to continued general market decline in the themed restaurant merchandise segment, the addition of other retail operations in Las Vegas and a reduction in foreign tourists.

OTHER INCOME.  Other income increased less than $0.1 million due to various changes in other operations each of which was less than $0.1 million.

PROMOTIONAL ALLOWANCES.  The $0.1 million increase in promotional allowances was due to primarily to a $0.1 million increase in marketing and general and administrative room complimentaries offered to customers as a result of increased customer promotions and construction disruption.

CASINO EXPENSES.  Casino expenses decreased $0.5 million or 5% to $8.0 million from $8.5 million.  The decrease was primarily due to a $0.4 million decrease in casino marketing and player development costs, a $0.3 million decrease in gaming taxes related primarily to the timing of collections of casino receivables, a $0.2 million decrease in bad debt expenses related to potentially uncollectible credit extended to casino customers and a $0.1 million decrease in supplies and repairs.  These decreases were offset partially by a $0.4 million increase in casino and marketing labor and related expenses and a $0.1 million increase in the cost of complimentaries related to items furnished to customers on a complimentary basis.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  The outstanding amount of casino markers and checks deposited and returned by the bank unpaid increased to $1.8 million from $1.5 million between period ends.  Casino expenses as a percentage of casino revenues decreased to 58% from 61%, a decrease of 3 percentage points between comparative periods due to the items described above.

LODGING EXPENSES. Lodging expenses in relation to lodging revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 30% from 31% in the prior year period due to a higher ADR and lower occupancy percentage while total operating expenses increased approximately $0.1 million primarily related to labor and related expenses, repairs and soft-goods expenditures.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, increased to 60% from 56% in the prior year period due to significant fixed banquet department costs in relation to a $0.9 million or 48% decrease in banquet revenues between periods.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense, remained constant at approximately 47%.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income decreased to 51% from 53%, a decrease of 2 percentage points.  The decrease is primarily due to the recognition of income from increased cabana rental rates and income from the Chevrolet Rock and Roll mobile tour for which there are no related expenses.

MARKETING, GENERAL AND ADMINISTRATIVE.  General and administrative expenses in relation to gross revenues increased to 12% from 11%, an increase of 1 percentage point.  The increase was primarily due to payroll and related expenses including management incentives increasing to 6.9% of gross revenues from 6.4% of gross revenues, repairs and maintenance increasing to 0.9% of gross revenues from 0.5% of gross revenues and related party expenses for corporate overhead and supervisory fees increasing to 3.0% of gross revenues from 2.4% of gross revenues.  Marketing expenses in relation to gross revenues increased to 6% from 4%, an increase of 2 percentage points.  The $0.5 million increase in marketing expenses was primarily due to a $0.9 million increase in expense between the comparative quarters related to special events such as the Howard Stern live broadcast, which occurred during the first quarter of 2002 and the cost of which increased during 2003 and a $0.1 million increase in radio advertising expense.  These increases were offset partially by a $0.4 million decrease in entertainment expense and a $0.1 million decrease in national advertising expense between comparative periods.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense increased to $2.9 million from $2.7 million between comparative periods due primarily to the addition of Simon Kitchen and Bar which opened during October 2002.

INTEREST EXPENSE.  Interest expense increased to $3.8 million from $3.3 million, an increase of $0.5 million or 15%.  The increase is primarily due to the increase in outstanding borrowings, including debt issued to pay $15.0 million of accrued dividends on the Company’s preferred stock and interest on the $50.0 million of qualified subordinated debt issued in exchange for the Company's outstanding preferred stock and remaining accrued dividends during May 2003.

LOSS ON EARLY EXTINGUISHMENT OF DEBT.  Loss on early extinguishment of debt is related to the $3.0 million premium paid to the holders of the Company’s 9 1/4% Senior Subordinated Notes due 2005 (the “Notes”), which were tendered or called during the second quarter of 2003, and due to a $1.2 million write-off of unamortized deferred debt issuance costs related to the tendered and called Notes.

INCOME TAXES.  The Company did not have income tax expense during the second quarter of 2003 or 2002 due to being able to offset 100% of alternative minimum taxable (“AMT”) income with AMT net operating loss carryforwards (“NOL”) from previous periods.

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS.  Loss applicable to common shareholders was $2.9 million compared to income applicable to common shareholders of $2.4 million during the prior year three-month period. The decrease in net results for common shareholders was due to the factors described above, offset partially by a $0.4 million decrease in preferred stock dividends.  Preferred dividends declared decreased due to a $15 million payment of accrued dividends and the replacement of the preferred stock and remaining accrued dividends with qualified subordinated debt during May 2003.

Six Months Ended June 30, 2003 and 2002

NET REVENUES.  Net revenues increased 5% for the six-month period ended June 30, 2003 to $68.9 million compared to $65.5 million for the six-month period ended June 30, 2002.  The $3.4 million increase in net revenues is primarily attributable to a $1.8 million or 8% increase in food and beverage revenues, a $1.3 million or 9% increase in hotel revenues, a $0.9 million or 3% increase in casino revenues and a $0.1 million increase in other revenues.  These increases were partially offset by a $0.4 million or 8% decrease in retail revenues and a $0.2 million or 5% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $0.9 million increase in casino revenues was primarily due to a $1.9 million or 29% increase in slot machine revenues and a $0.6 million or 209% increase in race and sports book revenues.  These increases were partially offset by a $1.6 million or 8% decrease in table games revenues.  The increase in slot machine revenues was due to an increase in slot machine handle and hold percentage.  Slot machine handle increased $15.4 million or 9% to $182.8 million from $167.4 million.  Slot machine hold percentage increased 0.7 percentage points to 4.6% from 3.9%.  The average number of slot machines in operation decreased to 559 from 567, a decrease of 8 machines or 1%.  The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in win per slot machine per day to $84 from $64, an increase of $20 or 31%.  The increase in race and sports book revenues was due to an increase in race handle and race and sports hold percentages offset partially by a decrease in sports handle.  Race handle increased $1.3 million or 268% to $1.8 million from $0.5 million.  Sports book handle decreased $0.1 million to $7.4 million from $7.5 million.  Race and sports hold percentage increased 6.1 percentage points to 9.9% from 3.8%.  The decrease in table games revenues was due to a decrease in table games drop and hold percentage.  Table games drop decreased $2.2 million or 1% to $148.4 million from $150.6 million.  Table games hold percentage decreased 0.9 percentage points to 12.6% from 13.5%.  The average number of table games in operations remained constant at 91.  The net result of these changes in drop, hold percentage and average number of table games in operation was a decrease in win per table game per day to $1,138 from $1,234, a decrease of $96 or 8%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the six-month period ended June 30, 2003 was 14.3% compared to 15.7% for the six-month period ended June 30, 2002.

LODGING REVENUES.  The $1.3 million increase in lodging revenues to $15.1 million from $13.8 million was primarily due to an increase in average daily rate (“ADR”) to $129 from $116 and a $0.2 million increase in miscellaneous sales.  These increases were offset partially by a $0.2 million decrease in telephone sales due to the increasing use of cellular telephones, a trend that we expect to continue.  The occupancy percentage decreased 1% to 95% from 96% between periods.

FOOD AND BEVERAGE REVENUES.  The $1.8 million increase in food and beverage revenues was due to food revenues increasing approximately $0.8 million and beverage revenues increasing by approximately $1.0 million.  During July 2002, Mortoni’s restaurant and bar was closed permanently and has been replaced by Simon Kitchen and Bar which opened during October 2002.  Simon Kitchen and Bar food revenues were $1.2 million compared to $0.5 for Mortoni’s food revenues during the comparative periods.  Food revenues also increased in every other operating department except banquet food revenue, which decreased $0.6 million or 21%.  The increase in beverage revenues was primarily from the opening of Simon Kitchen and Bar beverage revenues of $0.6 million compared to $0.2 million for Mortoni’s beverage revenues during the comparative periods.  Beverage revenues also increased due to a $0.3 million increase in Baby’s nightclub revenues, a $0.3 million increase in Beach Club beverage revenues and a $0.1 million increase in the Las Vegas Lounge.  These increases were offset partially by a combined $0.1 million decrease in Room Service, the Joint and Mr. Lucky’s beverage revenues.

RETAIL REVENUES.  We believe the $0.4 million decrease in retail revenues was due in part to continued general market decline in the themed restaurant merchandise segment, the addition of other retail operations in Las Vegas and a reduction in foreign tourists.

OTHER INCOME.  Other income increased $0.1 million due to various changes in other operations, each of which was less than $0.1 million and the largest of which was income from the Chevrolet Rock and Roll mobile tour.

PROMOTIONAL ALLOWANCES.  The $0.2 million increase in promotional allowances was due to primarily to a $0.2 million increase in casino, marketing and general and administrative room complimentaries offered to customers as a result of increased customer promotions and construction disruption.

CASINO EXPENSES.  Casino expenses increased $0.4 million or 3% to $16.7 million from $16.3 million.  The increase was primarily due to a $0.7 million increase in casino and marketing labor and related expenses, a $0.2 million increase in discounts to our players, a $0.1 million increase in gaming taxes and fees, a $0.1 million increase in bad debt expenses related to potentially uncollectible credit extended to casino customers, a $0.1 million increase in the cost of complimentaries related to items furnished to customers on a complimentary basis and a $0.1 million increase in advertising costs.  These increases were partially offset by a $0.5 million decrease in casino marketing and player development costs, a $0.2 million decrease in repairs and maintenance and other expenses, a $0.1 million decrease in customer reimbursed travel and a $0.1 million decrease in tickets to events off property.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  The outstanding amount of casino markers and checks deposited and returned by the bank unpaid increased to $1.8 million from $1.5 million between period ends.  Casino expenses as a percentage of casino revenues remained approximately constant between period ends at approximately 60%.

LODGING EXPENSES. Lodging expenses in relation to lodging revenues, prior to reclassifying the cost of complimentaries to casino expense, remained constant at 31% due to a higher ADR while total operating expenses increased approximately $0.3 million primarily related to a $0.1 million increase in labor and related expenses and a $0.2 million increase in repairs and soft-goods expenditures.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, increased to 60% from 58% in the prior year period due to significant fixed banquet department costs in relation to a $0.6 million or 17% decrease in banquet revenues between periods and lower gross and net operating margins at Simon Kitchen and Bar than other outlets.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense, remained constant at approximately 48%.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income decreased to 51% from 53%, a decrease of 2 percentage points.  The decrease is primarily due to the recognition of income from increased cabana rental rates and income from the Chevrolet Rock and Roll mobile tour for which there are no related expenses.

MARKETING, GENERAL AND ADMINISTRATIVE.  General and administrative expenses in relation to gross revenues increased to 13% from 12%, an increase of 1 percentage point.  The increase was primarily due to payroll and related expenses including management incentives increasing to 6.8% of gross revenues from 6.4% of gross revenues, related party expenses for corporate overhead and supervisory fees increasing to 3.0% of gross revenues from 2.5% of gross revenues and repairs and maintenance increasing to 0.8% of gross revenues from 0.5% of gross revenues.  Marketing expenses in relation to gross revenues decreased to 4% from 5%, a decrease of 1 percentage point.  The $0.4 million decrease in marketing expenses was primarily due to $0.5 million decrease in national advertising expense, a $0.4 million decrease in entertainment expense, a $0.1 million decrease in each of magazine and billboard advertising and a $0.1 million decrease in payroll and related expenses.  These decreases were offset partially by a $0.6 million increase in expense between the comparative quarters related to special events such as the Howard Stern live broadcast, which occurred during the first quarter of 2002 and the cost of which increased during 2003 and a $0.2 million increase in radio advertising expense.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense increased to $5.8 million from $5.7 million between comparative periods due primarily to the addition of Simon Kitchen and Bar, which opened during October 2002.

INTEREST EXPENSE.  Interest expense increased to $7.0 million from $6.7 million, an increase of $0.3 million or 4%.  The increase is primarily due to the increase in outstanding borrowings, including debt issued to pay $15.0 million of accrued dividends on the Company’s preferred stock and interest on the $50.0 million of qualified subordinated debt issued in exchange for the Company's outstanding preferred stock and the remaining accrued dividends during May 2003.  These increases were offset partially due to decreases, during the period prior to the Company’s refinancing, in outstanding borrowings, effective interest rate on the Company’s prior credit facility and decreasing amortization of loan fees.

LOSS ON EARLY EXTINGUISHMENT OF DEBT.  Loss on early extinguishment of debt is related to the $3.0 million premium paid to the holders of the Company’s 9 1/4% Senior Subordinated Notes due 2005 (the “Notes”), which were tendered or called during the six-month period ended June 30, 2003, and due to a $1.2 million write-off of unamortized deferred debt issuance costs related to the tendered and called Notes.

INCOME TAXES.  The Company has recorded a tax benefit of $0.1 million in the six-month period ended June 30, 2003 due to an adjustment of its deferred tax assets.  The Company did not have income tax expense during 2002 due to being able to offset 100% of alternative minimum taxable (“AMT”) income with AMT net operating loss carryforwards (“NOL”) from previous periods.  This is due to legislation passed in the Job Creation and Worker Assistance Act of 2002 which increases the limit on AMT NOL deductions from 90 percent to 100 percent for NOL’s generated or taken as carryforwards in the tax year ending during 2002.

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS.  Loss applicable to common shareholders was $1.7 million compared to income applicable to common shareholders of $2.6 million during the prior year six-month period. The decrease in net results for common shareholders was due to the factors described above, offset partially by a $0.3 million decrease in preferred stock dividends.  Preferred dividends declared decreased due to a $15.0 million payment of accrued dividends and the exchange of the preferred stock and remaining accrued dividends with qualified subordinated debt during May 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended June 30, 2003 our principal sources of funds were cash on-hand at December 31, 2002, and cash provided by operating activities of $11.5 million.  Additionally, in May 2003, the Company obtained funding of approximately $137.6 million in net proceeds from the offering of $140.0 million aggregate principal amount of its 8.875% Second Lien Notes due in 2013 (the “2013 Notes”) and paid additional costs of approximately $0.4 in cash million in conjunction with this issuance.  Concurrent with the issuance of the 2013 Notes, the Company secured a $40 million Senior Secured Credit Facility (the “Facility”) through a group of banks at a cost of  approximately $0.6 million, which was withheld from the proceeds therefrom.  The Facility consists of a $20 million, five-year senior secured term loan (the “Term Loan”) and a $20 million senior secured revolving credit facility (the “Revolving Credit Facility”).  As of June 30, 2003, the Company had $140.0 million outstanding in 2013 Notes, $20.0 million outstanding on its Term Loan and had no balance outstanding on the Revolving Credit Facility. The net proceeds from the issuance of the 2013 Notes together with the borrowings under the Facility and cash on hand, were used to redeem and repurchase the Company’s $120.0 million 9.25% Senior Subordinated Notes due in 2005, repay the entire $18.0 million balance outstanding of its $30.0 million senior revolving credit facility, repay $1.3 million of purchase money indebtedness, pay $15.0 million accrued dividends on the Company’s preferred stock, pay costs and expenses related to the foregoing, finance working capital and  provide liquidity to fund general and corporate purposes.  In addition, the Revolving Credit Facility will provide the Company with financial flexibility to pursue targeted growth capital expenditures.

Junior Subordinated Notes

The Company exchanged all of its outstanding preferred stock and the remaining accrued and unpaid dividends thereon for an aggregate principal amount of junior subordinated notes equal to approximately $50.1 million (the “Junior Notes”).  Upon issuance of the Junior Notes, the Company’s preferred stock ceased to remain outstanding.  Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.

                The amount of cash provided by operating activities primarily includes net income of $0.6 million, depreciation and amortization of $5.8 million, provision for losses on accounts receivable of less than $0.l million, amortization of loan fees of $0.3 million, loss on early extinguishments of debt of $4.3 million and net changes in operating assets and liabilities of $0.4 million.  Other uses of funds were capital expenditures of $3.8 million.  Other sources of funds was an increase in construction payables of $1.1 million.  As a result, as of June 30, 2003, we had cash and cash equivalents of $12.0 million.

On April 9, 2003, the Company entered into a $1.3 million conditional sale agreement, payable on or before October 1, 2003, for the purchase of four full color live video LED sign systems, $0.4 million of which has been paid to date.  During August 2003, the Company entered into various agreements to combine ten of its existing hotel rooms into a “mega-suite” of approximately 4,500 square feet with 3 bedrooms,  4  bathrooms, a dining room, a kitchen, a spa room, a billiard room and a professional style bowling alley for approximately $2.5 million. During August 2003, the Company entered into an agreement to expand its parking garage facility by 380 spaces for approximately $4.0 million.

We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $20.0 million Revolving Credit Facility ($20.0 million as of June 30, 2003) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to July 1, 2004.  Our ability to raise additional funds is limited by restrictions on our financing activities under our Facility and the 2013 Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses that may not be pledged under applicable law.  The security interest is junior to the security interest in the assets securing our obligation under our Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company is in compliance with these covenants as of June 30, 2003.

The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company is in compliance with these covenants as of June 30, 2003.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 3.50% at June 30, 2003) and aggregating 4.4% at June 30, 2003), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at June 30, 2003.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

Item 3.                                                     Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates.  We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments at June 30, 2003.

Our exposure to market risk for changes in interest rates relates primarily to our current Facility.  In accordance with the Facility, we enter into variable rate debt obligations to support general corporate purposes, including capital expenditures and working capital needs.  We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including assessment of the current and future economic environment.

We had $20.0 million and $22.9 million in variable rate debt outstanding at June 30, 2003 and December 31, 2002, respectively.  Based upon these variable rate debt levels, a hypothetical 10% adverse change in the effective interest rate (approximately a 44 basis point increase) would increase interest expense by approximately $0.1 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

As of June 30, 2003, there have been no material changes to the information previously reported under Item 7 in the Company’s annual report on Form 10-K for the year ended December 31, 2002, except that on April 9, 2003, the Company entered into a $1.3 million conditional sale agreement, payable on or before October 1, 2003, for the purchase of four full color live video LED sign systems.  During August 2003, the Company entered into various agreements to combine ten of its existing hotel rooms into a “mega-suite” of approximately 4,500 square feet with 3 bedrooms, 4 bathrooms, a dining room, a kitchen, a spa room, a billiard room and a professional style bowling alley for approximately $2.5 million. During August 2003, the Company entered into an agreement to expand its parking garage facility by 380 spaces for approximately $4.0 million.

Our ability to service our contractual obligations and commitments will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2003.  Based on such evaluation, such officers have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)  Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II                                                    OTHER INFORMATION

Item 6.                                                     Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

3.3(1)	Second Amended and Restated By-Laws of the Company.

4.1(6)	Indenture, dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 87/8% Second Lien Notes due 2013.

4.2(6)	Form of Global 87/8% Second Lien Notes due 2013 (included in Exhibit 4.1)

4.3(6)	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.

4.4(6)	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.

4.5(6)	Form of Junior Subordinated Notes.

10.1(6)	Credit Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.

10.2(6)	Second Lien Notes Security Agreement, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.

10.3(6)	Second Lien Notes Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.

10.4(6)	Second Lien Notes Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.

10.5(6)	Exchange Agreement, dated as of May 30, 2003, between the Company, Peter A. Morton and Desert Rock, Inc.

10.6(1)	Amended and Restated Supervisory Agreement, dated as of October 21, 1997, between the Company and Peter A. Morton.

10.7(3)	Employment Agreement, dated November 8, 2000, between the Company and James D. Bowen.

10.8(4)	Amendment to Employment Agreement, dated September 7, 2001, between the Company and James D. Bowen.

10.9(5)	Employment Agreement, dated as of May 24, 2002, between the Company and Don Marrandino.

10.10(1)	Trademark Sublicense Agreement, dated October 24, 1997, between the Company and Peter A. Morton.

10.11(1)	Amendment No. 1 to Trademark Sublicense Agreement, dated as of March 23, 1998, between the Company and Peter A. Morton.

10.12(6)	Amendment No. 2 to Trademark Sublicense Agreement, dated as of May 30, 2003, between the Company and Peter A. Morton.

10.13(6)	Security Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.

10.14(6)	Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.

10.15(6)	Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.

10.16(6)	Form of Hard Rock Hotel, Inc. 1999 Performance Awards Plan

10.17	Employment Agreement, dated June 19, 2003, between the Company and Kevin Kelley

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)                                  Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 8, 2003 (File No. 333- 106863).

(b)                                 Reports on Form 8-K

Current Report on Form 8-K, dated April 22, 2003 (date of earliest event reported), filed on April 29, 2003, for the purpose of reporting under Item 12, Hard Rock Hotel’s results of operations for the quarter ended March 31, 2003.

Current Report on Form 8-K, dated August 14, 2003 (date of earliest event reported), filed on August 14, 2003, for the purpose of reporting under Item 12, Hard Rock Hotel’s results of operations for the quarter and six-month period ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARD ROCK HOTEL, INC.

Date: August 14, 2003	/s/ JAMES D. BOWEN
James D. Bowen
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER AND DULY AUTHORIZED OFFICER)

Exhibit Index

Exhibit Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

3.3(1)	Second Amended and Restated By-Laws of the Company.

4.1(6)	Indenture, dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 87/8% Second Lien Notes due 2013.

4.2(6)	Form of Global 87/8% Second Lien Notes due 2013 (included in Exhibit 4.1)

4.3(6)	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.

4.4(6)	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.

4.5(6)	Form of Junior Subordinated Notes.

10.1(6)	Credit Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.

10.2(6)	Second Lien Notes Security Agreement, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.

10.3(6)	Second Lien Notes Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.

10.4(6)	Second Lien Notes Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.

10.5(6)	Exchange Agreement, dated as of May 30, 2003, between the Company, Peter A. Morton and Desert Rock, Inc.

10.6(1)	Amended and Restated Supervisory Agreement, dated as of October 21, 1997, between the Company and Peter A. Morton.

10.7(3)	Employment Agreement, dated November 8, 2000, between the Company and James D. Bowen.

10.8(4)	Amendment to Employment Agreement, dated September 7, 2001, between the Company and James D. Bowen.

10.9(5)	Employment Agreement, dated as of May 24, 2002, between the Company and Don Marrandino.

10.10(1)	Trademark Sublicense Agreement, dated October 24, 1997, between the Company and Peter A. Morton.

10.11(1)	Amendment No. 1 to Trademark Sublicense Agreement, dated as of March 23, 1998, between the Company and Peter A. Morton.

10.12(6)	Amendment No. 2 to Trademark Sublicense Agreement, dated as of May 30, 2003, between the Company and Peter A. Morton.

10.13(6)	Security Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.

10.14(6)	Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.

10.15(6)	Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.

10.16(6)	Form of Hard Rock Hotel, Inc. 1999 Performance Awards Plan

10.17	Employment Agreement, dated June 19, 2003, between the Company and Kevin Kelley

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)                                  Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 8, 2003 (File No. 333- 106863).