Form 10-Q
period 2003-09-30
HARD ROCK HOTEL INC
filed 2003-11-14
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

Common Stock outstanding by class as of November 14, 2003

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

HARD ROCK HOTEL, INC.

Part I                    FINANCIAL INFORMATION

Item 1.                                                     Financial Statements

HARD ROCK HOTEL, INC.

CONDENSED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	September 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$16,162	$9,139
Accounts receivable, net of allowance for doubtful accounts of $1,945 and $1,951 as of September 30, 2003 and December 31, 2002, respectively	6,131	10,035
Inventories	1,526	1,736
Prepaid expenses and other current assets	1,826	1,855
Related party receivable	388	116
Total current assets	26,033	22,881

Property and equipment, net of accumulated depreciation and amortization	166,057	165,073
Deferred income taxes	867	817
Other assets	4,356	1,815

TOTAL ASSETS	$197,313	$190,586

Current liabilities:
Accounts payable	$3,434	$3,564
Construction related payables	1,530	179
Related party payable	244	92
Accrued expenses	13,381	14,733
Interest payable	6,166	2,910
Current portion of long-term debt	1,411	1,084
Total current liabilities	26,166	22,562

Deferred income taxes	596	696
Qualified subordinated notes to related parties	50,037	—
Long-term debt	158,991	143,289
Preferred stock, 9 ¼% Series A Cumulative, no par value, redeemable, 40,000 shares authorized, 28,000 shares issued and outstanding	—	37,411
Preferred stock, 9 ¼% Series B Cumulative, no par value, redeemable, one share authorized, issued and outstanding	—	25,280
Total long-term liabilities	209,624	206,676
Total liabilities	235,790	229,238

Commitments and contingencies:

Shareholders’ deficiency:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(45,985)	(46,160)
Total shareholders’ deficiency	(38,477)	(38,652)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$197,313	$190,586

The accompanying notes are an integral part of these unaudited condensed financial statements

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Revenue:
Casino	$15,225	$15,217	$43,272	$42,363
Lodging	8,015	6,833	23,111	20,655
Food and beverage	12,406	10,212	35,804	31,830
Retail	2,256	2,219	6,492	6,844
Other income	2,123	1,987	5,810	5,603
Gross revenues	40,025	36,468	114,489	107,295
Less: promotional allowances	(2,787)	(2,736)	(8,392)	(8,099)
Net revenues	37,238	33,732	106,097	99,196

Costs and expenses:
Casino	8,281	8,503	25,030	24,767
Lodging	1,981	1,856	5,765	5,373
Food and beverage	6,474	5,568	18,576	16,155
Retail	958	925	2,819	2,923
Other	1,076	1,032	2,957	2,950
Marketing	2,314	2,265	5,551	5,862
Related party expenses	1,071	1,001	3,276	2,779
General and administrative	5,293	4,539	14,691	12,730
Depreciation and amortization	2,990	2,826	8,766	8,483
Pre-opening	37	100	60	100
Total costs and expenses	30,475	28,615	87,491	82,122

Income from operations	6,763	5,117	18,606	17,074

Other income (expense):
Interest income	12	14	27	40
Interest expense	(4,940)	(3,256)	(11,974)	(9,942)
Loss on early extinguishments of debt	—	—	(4,258)	—
Other, net	53	4	20	(40)

Income before provision for income taxes	1,888	1,879	2,421	7,132

Income tax (benefit) provision	—	—	(100)	—
NET INCOME	1,888	1,879	2,521	7,132

Preferred stock dividends	—	(1,386)	(2,346)	(4,029)
Income applicable to common shareholders	$1,888	$493	$175	$3,103

BASIC AND DILUTED NET INCOME PER SHARE:

Applicable to common shareholders	$24.83	$6.48	$2.30	$40.82

Weighted average number of common shares outstanding	76,023	76,023	76,023	76,023

The accompanying notes are an integral part of these unaudited condensed financial statements.

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except supplemental schedule)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$2,521	$7,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,766	8,483
Provision for losses on accounts receivable	223	217
Amortization of loan fees	462	553
(Gain) loss on sales of property and equipment	(20)	40
Loss on early extinguishment of debt	4,258	—
Changes in operating assets and liabilities:
Accounts receivable	3,681	(29)
Inventories	210	332
Prepaid expenses and other current assets	29	(964)
Related party receivable	(272)	—
Accounts payable	(130)	765
Related party payable	152	(1,465)
Deferred income taxes	(150)	—
Accrued expenses	(1,352)	(880)
Interest payable	3,256	2,725
Net cash provided by operating activities	21,634	16,909

Cash flows used in investing activities:
Purchases of property and equipment	(9,765)	(4,710)
Proceeds from sales of property and equipment	35	56
Construction payables	1,351	(992)
Decrease (increase) in other assets	(13)	250
Net cash used in investing activities	(8,392)	(5,396)

Cash flows used in financing activities:
Net proceeds from borrowings	157,385	—
Other debt issuance costs	(1,191)	—
Payment of accrued dividends on preferred stock	(15,000)	—
Principal payments on long-term debt	(144,373)	(9,595)
Premium on early retirement of long-term debt	(3,040)	—
Net cash used in investing activities	(6,219)	(9,595)

Net increase in cash and cash equivalents	7,023	1,918
Cash and cash equivalents, beginning of period	9,139	8,591
Cash and cash equivalents, end of period	$16,162	$10,509

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, (net of amount capitalized of $36 in the period ended September 30, 2003)	$8,256	$6,624
Cash paid during the period for income taxes, net	$100	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In conjunction with the issuance of $140,000,000 of Second Lien Notes and a $40,000,000 Senior Secured Credit Facility (of which the $20,000,000 Revolving Credit Facility portion was not drawn upon as of September 30, 2003) during May 2003, issuance costs of $2,450,000 and $567,000, respectively, were withheld from the proceeds, therefrom.

During May 2003, the Company issued $50,037,000 of Qualified Subordinated Notes to related parties and redeemed and retired the 9 1/4% Series A Cumulative Preferred Stock and the 9 1/4% Series B Cumulative Preferred Stock.

The value of the 9 1/4% Series A Cumulative Preferred Stock increased by approximately $2,404,000 in unpaid accrued dividends for the nine-month period ended September 30, 2002.

The value of the 9 1/4% Series B Cumulative Preferred Stock increased by approximately $1,625,000 in unpaid accrued dividends for the nine-month periods ended September 30, 2002.

The Company purchased $402,000 and $1,349,000 of equipment in exchange for indebtedness for the nine-month periods ended September 30, 2003 and 2002 respectively.

1.                                       BASIS OF PRESENTATION

Hard Rock Hotel, Inc. (the “Company”), a Nevada corporation incorporated on August 30, 1993, operates a hotel-casino in Las Vegas, Nevada (the “Resort”).  Lily Pond Investments, Inc. (“Lily Pond”), a Nevada corporation controlled and majority owned by Peter Morton, owns all of the voting shares and 93% of the non-voting shares of the Company.  Mr. Morton has granted a sublicense to the Company, pursuant to which the Company holds the exclusive right to use the “Hard Rock Hotel” trademark for the Company’s operations in Las Vegas.  These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q and they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2003.  The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2002.  The Company has made certain financial statement reclassifications for the 2002 financial statements in order to classify amounts in a manner consistent with the 2003 financial statements which have had no effect upon net income.

2.                                       LONG-TERM DEBT

In May 2003, the Company obtained funding of approximately $137.6 million in net proceeds from the offering of $140.0 million aggregate principal amount of its 8.875% Second Lien Notes due 2013 (the “2013 Notes”) and paid additional costs of approximately $0.4 million in conjunction with this issuance in cash.  Concurrent with the execution of the 2013 Notes, the Company secured a $40 million Senior Secured Credit Facility (the “Facility”) through a group of banks at a cost of approximately $0.6 million which was withheld from the net proceeds.  The Facility consists of a $20 million, five-year senior secured term loan (the “Term Loan”) and a $20 million senior secured revolving credit facility (the “Revolving Credit Facility”).  As of September 30, 2003, the Company had $140.0 million outstanding in 2013 Notes, $20.0 million outstanding on its Term Loan and had no balance outstanding on the Revolving Credit Facility.  The 2013 Notes are contractually subordinated in right of payment to all indebtedness incurred pursuant to the Facility and the liens and security interests securing the obligations of the Company under the 2013 Notes are contractually subordinated to the liens securing the obligations of the Company under the Facility.

The net proceeds from the issuance of the 2013 Notes together with the borrowings under the Facility and cash on hand, were used to redeem and repurchase the Company’s $120.0 million 9.25% Senior Subordinated Notes due in 2005, repay the entire $18.0 million balance outstanding on its $30.0 million senior revolving credit facility, repay $1.3 million of purchase money indebtedness, to pay $15.0 million of the accrued dividends on the Company’s preferred stock, to pay costs and expenses related to the foregoing, to finance working capital and to provide liquidity to fund general and corporate purposes.  A loss on early extinguishment of debt of $4.3 million related to a $3.0 million premium paid to the holders of the Company’s 9.25% Notes which were tendered or called during the three months ended June 30, 2003 and due to a $1.3 million write-off of unamortized deferred debt issuance costs related to the tendered and called notes.

The Company exchanged all of its outstanding preferred stock and the remaining accrued and unpaid dividends thereon for an aggregate principal amount of junior subordinated notes equal to approximately $50.0 million (the “Junior Notes”).  Upon issuance of the Junior Notes, the Company’s preferred stock ceased to remain outstanding.

Junior Subordinated Notes

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

2013 Notes

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The security interest is junior to the security interest in the assets securing our obligation under our Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of September 30, 2003.

Facility

The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company is in compliance with these covenants as of September 30, 2003.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 3.25% at September 30, 2003) and aggregating 4.4% at September 30, 2003), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at September 30, 2003.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.  The Company was in compliance with these covenants as of September 30, 2003.

3.                                       LEGAL AND REGULATORY PROCEEDINGS

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of September 30, 2003.

4.                                       RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”.  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” addresses consolidation by business enterprises of variable interest entities, which have certain characteristics.  In October 2003, the FASB issued a FASB Staff Position regarding this Interpretation to defer the effective date for applying the provisions of the Interpretation for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003.  The Interpretation is now generally effective for financial statements of interim or annual periods ending after December 15, 2003.  We currently do not expect the adoption of this standard to have a material impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The Company has completed its evaluation of SFAS 149 and has determined that there is no material effect on its financial statements as of September 30, 2003 as it does not engage in derivative activities.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We will adopt the standard on July 1, 2003.  The Company has completed its evaluation of SFAS 150 and has determined that there is no material effect on its financial statements as of September 30, 2003 and implemented it on July 1, 2003.

5.                                       CONSTRUCTION COMMITMENT

On April 9, 2003, the Company entered into a $1.3 million conditional sale agreement for the purchase of four full color live video LED sign systems of which approximately $1.0 million has been paid as of September 30, 2003.  During August 2003, the Company entered into an agreement to expand its parking garage facility by 380 spaces for approximately $4.0 million of which approximately $1.2 million has been paid as of September 30, 2003.

Item 2.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company’s financial statements, including the notes thereto, and the other financial information appearing elsewhere herein and by the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002, which may be obtained upon request from the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events.  Statements containing expressions such as “believes,” “anticipates” or “expects” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements.  All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  Such factors include, without limitation, the following:  increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of our gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to our officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in our key markets; severe and unusual weather in our key markets; and adverse results of significant litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof.  We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based.  For more information regarding risks inherent in an investment in the Company, see the section ”Business — Risk Factors” in our Annual Report to Shareholders on Form 10-K filed with the SEC on March 31, 2003.

OVERVIEW

Our sole business is the operation of the Hard Rock Hotel and Casino in Las Vegas, NV.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and 2002

NET REVENUES.  Net revenues increased 10% for the three-month period ended September 30, 2003 to $37.2 million compared to $33.7 million for the three-month period ended September 30, 2002.  The $3.5 million increase in net revenues is primarily attributable to a $2.2 million or 21% increase in food and beverage revenues, a $1.2 million or 17% increase in hotel revenues and a $0.2 million or 4% combined increase in retail and other revenues.  These increases were partially offset by a $0.1 million or 2% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  Casino revenues remained constant at $15.2 million.  Table games revenues increased $0.3 million or 3% to $10.7 million and race and sports revenues increased $0.1 million or 33% to $0.3 million.  These increases were offset by a $0.4 million or 8% decrease in slot revenues.  The increase in table games revenues was due to an increase in table games drop offset partially by a decrease in hold percentage.  Table games drop increased $2.6 million or 4% to $77.1 million from $74.5 million.  Table games hold percentage decreased 0.1 percentage points to 13.8% from 13.9%.  The average number of table games in operation decreased to 91 from 94, a decrease of 3 games or 3%.  The net result of these changes in drop, hold percentage and average number of table games in operation was an increase in win per table game per day to $1,274 from $1,197, an increase of $77 or 7%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the three-month period ended September 30, 2003 was 16.1% compared to 16.2% for the three-month period ended September 30, 2002.  The increase in race and sports book revenues was due to an increase in race and sports handle and hold percentage.  Race and sports book handle increased $0.1 million or 2% to $4.5 million from $4.4 million.  Race and sports hold percentage increased 1.4 percentage points to 6.2% from 4.8%.  The decrease in slot machine revenues was due to a decrease in slot machine handle offset partially by an increase in hold percentage.  Slot machine handle decreased $10.1 million or 11% to $85.4 million from $95.5 million.  Slot machine hold percentage increased 0.1 percentage points to 5.0% from 4.9%.  The average number of slot machines in operation decreased to 558 from 563, a decrease of 5 machines or

1%.  The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day to $84 from $90, a decrease of $6 or 7%.

LODGING REVENUES.  The $1.2 million increase in lodging revenues to $8.0 million from $6.8 million was primarily due to an increase in average daily rate (“ADR”) to $133 from $113, an increase in occupancy percentage to 96.8% from 96.1% between periods and a $0.2 million increase in miscellaneous sales.  These increases were offset partially by a less than $0.1 million decrease in telephone sales.

FOOD AND BEVERAGE REVENUES.  The $2.2 million increase in food and beverage revenues was due to food revenues increasing by approximately $1.0 million and beverage revenues increasing approximately $1.2 million.  Food revenues increased due primarily to a $0.5 million increase from the opening of Simon Kitchen and Bar, a $0.4 million increase in Banquet food, a $0.1 million increase in each of the Pink Taco and Room Service.  These increases were offset partially by a $0.1 million decrease in AJ’s restaurant.  AJ’s had been open daily during the prior year quarter due to the permanent closing of Mortoni’s restaurant and bar during July 2002, and was replaced by Simon Kitchen and Bar which opened during October 2002 at which time AJ’s returned to a 5 day per week operating schedule.  Beverage revenues increased due primarily to a $0.3 million increase from the opening of Simon Kitchen and Bar, a $0.3 million increase in Beach Club beverage revenues, a $0.2 million increase in each of the Las Vegas Lounge and Baby’s nightclub revenues and a $0.1 million increase in each of the Joint and Banquet beverage revenues.

RETAIL REVENUES.  Retail revenues increased by less than $0.1 million to $2.3 million.

OTHER INCOME.  Other income increased $0.1 million due to various changes in other operations each of which was less than $0.1 million.

PROMOTIONAL ALLOWANCES.  Promotional allowances remained consistent as a percentage of casino revenues at 18% between comparative periods and decreased as a percentage of total gross revenues.

CASINO EXPENSES.  Casino expenses decreased $0.2 million or 3% to $8.3 million from $8.5 million.  The decrease was primarily due to a $0.3 million decrease in discounts on receivables, a $0.1 million decrease in travel reimbursements, a $0.1 million decrease in fees paid to independent marketing representatives and a $0.1 million decrease in bad debt expenses related to potentially uncollectible credit extended to casino customers.  These decreases were offset partially by a $0.3 million increase in labor and related expenses.  The provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  The outstanding amount of casino markers and checks deposited and returned by the bank unpaid increased to $1.7 million from $1.1 million as of September 30, 2003 and 2002, respectively.  Casino expenses as a percentage of casino revenues decreased to 54% from 56%, a decrease of 2 percentage points between comparative periods due to the items described above.

LODGING EXPENSES. Lodging expenses in relation to lodging revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 30% from 33% in the prior year period due to a higher ADR and occupancy percentage while total operating expenses increased approximately $0.1 million primarily related to labor and related expenses.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 60% from 64% in the prior year period due primarily to food labor and related expenses increasing 16% while food revenues increased by 25% and beverage labor and related expenses increasing 11% and cost of goods sold increasing 5% while beverage revenues increased by 19%.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense, increased to 47% from 46% in the prior year period due primarily to the cost of retail goods sold in relation to revenues increasing to 37% from 36%.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income decreased to 51% from 52%, a decrease of 1 percentage point.  The decrease is primarily due to increased Rockspa and Box Office operating margins offset partially by the closing of the Arcade to begin construction of the Love Jones lingerie store, which opened subsequent to September 30, 2003.

MARKETING, GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased at the same rate as gross revenues and in relation to gross revenues remained constant at 19%.  The increase in expenses was primarily due to a $0.2 million increase in entertainment expenses, as there were 28 concerts in the Joint during the current year quarter and 15 in the prior year period, a $0.3 million expense related to a bid for the Pauma Indian management agreement, a $0.3 million increase in labor and related expenses including management incentives and $0.1 million increases in each of repairs and maintenance and insurance costs.  These increases were offset partially by a $0.2 million decrease in marketing events such as beach parties, which were not held during the current year quarter but were held during the prior year period, and a $0.1 million decrease in advertising expenditures, primarily national advertising.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense increased to $3.0 million from $2.8 million between comparative periods due to the addition of various assets since the prior year period including, among other assets, four full color live video LED sign systems for $1.4 million, a “mega-suite” of approximately 4,500 square feet with 3 bedrooms, 4 bathrooms, a dining room, a kitchen, a spa room, a billiard room and a professional style bowling alley for approximately $2.6 million and Simon Kitchen and Bar for approximately $2.6 million.

INTEREST EXPENSE.  Interest expense increased to $4.9 million from $3.3 million, an increase of $1.6 million or 48%.  The increase is primarily due to the increase in outstanding borrowings, including debt issued to pay $15.0 million of accrued dividends on the Company’s preferred stock and interest on the $50.0 million of qualified subordinated debt issued in exchange for the Company’s outstanding preferred stock and remaining accrued dividends during May 2003.

INCOME TAXES.  The Company did not have income tax expense during the third quarter of 2003 or 2002 due to being able to offset income with net operating loss carryforwards (“NOL”) from previous periods.

INCOME APPLICABLE TO COMMON SHAREHOLDERS.  Income applicable to common shareholders was $1.9 million compared to $0.5 million during the prior year three-month period.  The increase in net results for common shareholders was due to the factors described above in addition to a $1.4 million decrease in preferred stock dividends.  Preferred dividends decreased due to a the replacement of the preferred stock and remaining accrued dividends with qualified subordinated debt during May 2003.

Nine Months Ended September 30, 2003 and 2002

NET REVENUES.  Net revenues increased 7% for the nine-month period ended September 30, 2003 to $106.1 million compared to $99.2 million for the nine-month period ended September 30, 2002.  The $6.9 million increase in net revenues is primarily attributable to a $4.0 million or 12% increase in food and beverage revenues, a $2.5 million or 12% increase in hotel revenues, a $0.9 million or 2% increase in casino revenues and a $0.2 million or 4% increase in other revenues.  These increases were partially offset by a $0.4 million or 5% decrease in retail revenues and a $0.3 million or 4% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $0.9 million increase in casino revenues was primarily due to a $1.5 million or 14% increase in slot machine revenues and a $0.6 million or 136% increase in race and sports book revenues.  These increases were partially offset by a $1.3 million or 4% decrease in table games revenues.  The increase in slot machine revenues was due to an increase in slot machine handle and hold percentage.  Slot machine handle increased $5.3 million or 2% to $268.2 million from $262.9 million.  Slot machine hold percentage increased 0.5 percentage points to 4.8% from 4.3%.  The average number of slot machines in operation decreased to 559 from 566, a decrease of 7 machines or 1%.  The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in win per slot machine per day to $84 from $73, an increase of $11 or 15%.  The increase in race and sports book revenues was due to an increase in race handle and race and sports hold percentages offset partially by a decrease in sports handle.  Race handle increased $1.6 million or 160% to $2.6 million from $1.0 million.  Sports book handle decreased $0.1 million to $11.2 million from $11.3 million.  Race and sports hold percentage increased 4.6 percentage points to 8.7% from 4.1%.  The decrease in table games revenues was due to a decrease in table games drop and hold percentage.  Table games drop decreased $0.1 million or less than 1% to $225.0 million from $225.1 million.  Table games hold percentage decreased 0.5 percentage points to 13.1% from 13.6%.  The average number of table games in operations decreased to 91 from 92, a decrease of 1 table or 1%.  The net result of these changes in drop, hold percentage and average number of table games in operation was a decrease in win per table game per day to $1,184 from $1,221, a decrease of $38 or 3%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the nine-month period ended September 30, 2003 was 15.0% compared to 15.8% for the nine-month period ended September 30, 2002.

LODGING REVENUES.  The $2.5 million increase in lodging revenues to $23.1 million from $20.6 million was primarily due to an increase in ADR to $130 from $115 and a $0.4 million increase in miscellaneous sales, offset partially by a decrease in occupancy percentage to 95.6% from 95.9% between periods and a $0.2 million decrease in telephone sales.

FOOD AND BEVERAGE REVENUES.  The $4.0 million increase in food and beverage revenues was due to food revenues increasing by approximately $1.8 million and beverage revenues increasing approximately $2.2 million.  Food revenues increased due primarily to a $1.7 million increase from the opening of Simon Kitchen and Bar, a $0.4 million increase in the Pink Taco, a $0.2 million increase in Room Service and a $0.1 million increase in Mr. Lucky’s.  These increases in food revenues were partially offset by a $0.5 million decrease in Mortoni’s which was permanently closed during July 2002, and was replaced by Simon Kitchen and Bar which opened during October 2002, and a $0.2 million decrease in Banquets.  Beverage revenues increased due primarily to a $0.8 million increase from the opening of Simon Kitchen and Bar, a $0.5 million increase in each of Beach Club and Baby’s nightclub, a $0.3 million increase in the Las Vegas Lounge and a $0.1 million increase in each of the Sports Deluxe Bar, the Center Bar, the Pink Taco, Banquets and the Joint.  These increases in beverage revenues were offset partially by $0.2 million decrease in Mortoni’s and a $0.1 million decrease in each of AJ’s and Room Service.

RETAIL REVENUES.  We believe the $0.4 million decrease in retail revenues was due in part to continued general market decline in the themed restaurant merchandise segment, the addition of other retail operations in Las Vegas and a reduction in foreign tourists.

OTHER INCOME.  Other income increased $0.2 million due to various changes in other operations, each of which was less than $0.1 million and the largest of which were income from the Chevrolet Rock and Roll mobile tour and rent from Rocks Jewelry Store.

PROMOTIONAL ALLOWANCES.  Promotional allowances remained consistent as a percentage of casino revenues at 19% between comparative periods and decreased as a percentage of total gross revenues.

CASINO EXPENSES.  Casino expenses increased $0.2 million or 1% to $25.0 million from $24.8 million.  The increase was primarily due to a $1.0 million increase in payroll and related expenses, a $0.2 million increase in the cost of complimentaries furnished to customers and a $0.1 million increase in each of gaming taxes and discounts on receivables.  These increases were offset partially by a $0.6 million decrease in table games and slot marketing expenditures, a $0.2 million decrease in travel reimbursements and a $0.1 million decrease in each of slot marketing software license fees, slot conversions and bad debt expenses related to potentially uncollectible credit extended to casino customers.  The provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  The outstanding amount of casino markers and checks deposited and returned by the bank unpaid increased to $1.7 million from $1.1 million as of September 30, 2003 and 2002, respectively.  Casino expenses as a percentage of casino revenues remained a constant 58% of casino revenues between comparative periods due to the items described above in relation to increasing revenues.

LODGING EXPENSES. Lodging expenses in relation to lodging revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 31% from 32% in the prior year period due to a higher ADR while total operating expenses increased approximately $0.4 million primarily related to a $0.2 million increase in labor and related expenses and a $0.2 million increase in repairs and maintenance expenditures.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, remained constant at 60% between comparative periods due primarily to food cost of goods sold increasing in relation to revenues offset by beverage cost of sales and payroll and related expenses decreasing in relation to revenues.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense, increased to 48% from 47% in the prior year period due primarily to the cost of retail goods sold in relation to revenues increasing to 38% from 37%.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income decreased to 51% from 53%, a decrease of 2 percentage points.  The decrease is primarily due to increased Sundry Store operating margins and increased income from Beach Club cabana rentals, income from the Chevrolet Rock and Roll mobile tour and rent from Rocks Jewelry Store for which there are no related expenses.

MARKETING, GENERAL AND ADMINISTRATIVE.  General and administrative expenses in relation to gross revenues increased to 18% from 17%, an increase of 1 percentage point.  The $1.7 million increase was primarily due to a $0.5 million increase in payroll and related expenses, including management incentives, a $0.5 million increase in promotions and special events such as the Howard Stern live broadcast, which cost increased during 2003, a $0.3 million expense related to a bid for the Pauma Indian management agreement, and $0.2 million increases in each of repairs and maintenance, insurance costs and computer maintenance and other administrative expenses.  These increases were offset partially by a $0.5 million decrease in advertising expense, primarily national advertising, and a $0.2 million decrease in entertainment expense as artist fees decreased even though there were 44 concerts in the Joint during the current year period and 36 in the prior year period.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense increased to $8.8 million from $8.5 million between comparative periods due to the addition of various assets since the prior year period including, among other assets, four full color live video LED sign systems for $1.4 million, a “mega-suite” of approximately 4,500 square feet with 3 bedrooms, 4 bathrooms, a dining room, a kitchen, a spa room, a billiard room and a professional style bowling alley for approximately $2.6 million and Simon Kitchen and Bar for approximately $2.6 million.

INTEREST EXPENSE.  Interest expense increased to $12.0 million from $9.9 million, an increase of $2.1 million or 21%.  The increase is primarily due to the increase in outstanding borrowings, including debt issued to pay $15.0 million of accrued dividends on the Company’s preferred stock and interest on the $50.0 million of qualified subordinated debt issued in exchange for the Company’s outstanding preferred stock and remaining accrued dividends during May 2003.

LOSS ON EARLY EXTINGUISHMENT OF DEBT.  Loss on early extinguishments of debt is related to the $3.0 million premium paid to the holders of the Company’s 9 1/4% Notes due 2005 (the “Notes”) which were tendered or called during the three-month period ended June 30, 2003 and due to a $1.3 million write-off of unamortized deferred debt issuance costs related to the tendered and called Notes.

INCOME TAXES.  The Company has recorded a tax benefit of $0.1 million in the nine-month period ended September 30, 2003 due to an adjustment of its deferred tax assets.  The Company did not have income tax expense during 2002 due to being able to offset 100% of alternative minimum taxable (“AMT”) income with AMT net operating loss carryforwards (“NOL”) from previous periods.  This is due to legislation passed in the Job Creation and Worker Assistance Act of 2002 which increases the limit on AMT NOL deductions from 90 percent to 100 percent for NOL’s generated or taken as carryforwards in the tax year ending during 2002.

INCOME APPLICABLE TO COMMON SHAREHOLDERS.  Income applicable to common shareholders was $0.2 million compared to $3.1 million during the prior year period.  The decrease in net results for common shareholders was due to the factors described above in addition to a $1.7 million decrease in preferred stock dividends.  Preferred dividends decreased due to the replacement of the preferred stock and remaining accrued dividends with qualified subordinated debt during May 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended September 30, 2003 our principal sources of funds were cash on-hand at December 31, 2002, and cash provided by operating activities of $21.6 million.  Additionally, in May 2003, the Company obtained funding of approximately $137.6 million in net proceeds from the offering of $140.0 million aggregate principal amount of its 8.875% Second Lien Notes due in 2013 (the “2013 Notes”) and paid additional costs of approximately $0.4 million in cash million in conjunction with this issuance.  Concurrent with the issuance of the 2013 Notes, the Company secured a $40.0 million Senior Secured Credit Facility (the “Facility”) through a group of banks at a cost of approximately $0.6 million, which was withheld from the proceeds therefrom.  The Facility consists of a $20.0 million, five-year senior secured term loan (the “Term Loan”) and a $20.0 million senior secured revolving credit facility (the “Revolving Credit Facility”).  As of September 30, 2003, the Company had $140.0 million outstanding in 2013 Notes, $20.0 million outstanding on its Term Loan and had no balance outstanding on the Revolving Credit Facility.  The net proceeds from the issuance of the 2013 Notes together with the borrowings under the Facility and cash on hand, were used to redeem and repurchase the Company’s $120.0 million 9.25% Senior Subordinated Notes due in 2005, repay the entire $18.0 million balance outstanding of its $30.0 million senior revolving credit facility, repay $1.3 million of purchase money indebtedness, pay $15.0 million accrued dividends on the Company’s preferred stock, pay costs and expenses related to the foregoing, finance working capital and  provide liquidity to fund general and corporate purposes.  In addition, the Revolving Credit Facility will provide the Company with financial flexibility to pursue targeted growth capital expenditures.

The Company exchanged all of its outstanding preferred stock and the remaining accrued and unpaid dividends thereon for an aggregate principal amount of junior subordinated notes equal to approximately $50.0 million (the “Junior Notes”).  Upon issuance of the Junior Notes, the Company’s preferred stock ceased to remain outstanding.  Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.

                The amount of cash provided by operating activities primarily includes net income of $2.5 million, depreciation and amortization of $8.8 million, provision for losses on accounts receivable of $0.2 million, amortization of loan fees of $0.5 million, loss on early extinguishments of debt of $4.3 million and net changes in operating assets and liabilities of $5.4 million.  Other uses of funds were capital expenditures of $9.8 million.  Other sources of funds were an increase in construction payables of $1.4 million.  As a result, as of September 30, 2003, we had cash and cash equivalents of $16.2 million.

During August 2003, the Company entered into an agreement to expand its parking garage facility by 380 spaces for approximately $4.0 million of which $2.1 million has been paid as of September 30, 2003.

We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $20.0 million Revolving Credit Facility ($20.0 million as of September 30, 2003) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to October 1, 2004.  Our ability to raise additional funds is limited by restrictions on our financing activities under our Facility and the 2013 Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The security interest is junior to the security interest in the assets securing our obligation under our Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of September 30, 2003.

The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company is in compliance with these covenants as of September 30, 2003.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 3.25% at September 30, 2003) and aggregating 4.4% at September 30, 2003), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at September 30, 2003.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.

As of September 30, 2003, there have been no material changes to the information previously reported under Item 7A in the Company’s annual report on Form 10-K for the year ended December 31, 2002, except that on April 9, 2003, the Company entered into a $1.3 million conditional sale agreement, payable on or before October 1, 2003, for the purchase of four full color live video LED sign systems.  During August 2003, the Company entered into various agreements to combine ten of its existing hotel rooms into a “mega-suite” of approximately 4,500 square feet with 3 bedrooms, 4 bathrooms, a dining room, a kitchen, a spa room, a billiard room and a professional style bowling alley for approximately $2.6 million. During August 2003, the Company entered into an agreement to expand its parking garage facility by 380 spaces for approximately $4.0 million.

Our ability to service our contractual obligations and commitments will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

Item 3.                                                     Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates.  We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments at September 30, 2003.

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

We had $20.0 million and $22.9 million in variable rate debt outstanding at September 30, 2003 and December 31, 2002, respectively.  Based upon these variable rate debt levels, a hypothetical 10% adverse change in the effective interest rate (approximately a 40 basis point increase) would increase interest expense by approximately $0.1 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2003.  Based on such evaluation, such officers have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

PART II                                                    OTHER INFORMATION

Item 6.                                                   Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.
3.3(1)	Second Amended and Restated By-Laws of the Company.
4.1(6)	Indenture, dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 87/8% Second Lien Notes due 2013.
4.2(6)	Form of Global 87/8% Second Lien Notes due 2013 (included in Exhibit 4.1)
4.3(6)	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.
4.4(6)	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.
4.5(6)	Form of Junior Subordinated Notes.
10.1(6)	Credit Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.
10.2(6)	Second Lien Notes Security Agreement, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.
10.3(6)	Second Lien Notes Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.
10.4(6)	Second Lien Notes Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.
10.5(6)	Exchange Agreement, dated as of May 30, 2003, between the Company, Peter A. Morton and Desert Rock, Inc.
10.6(1)	Amended and Restated Supervisory Agreement, dated as of October 21, 1997, between the Company and Peter A. Morton.
10.7(3)	Employment Agreement, dated November 8, 2000, between the Company and James D. Bowen.
10.8(4)	Amendment to Employment Agreement, dated September 7, 2001, between the Company and James D. Bowen.
10.9(5)	Employment Agreement, dated as of May 24, 2002, between the Company and Don Marrandino.
10.10(1)	Trademark Sublicense Agreement, dated October 24, 1997, between the Company and Peter A. Morton.
10.11(1)	Amendment No. 1 to Trademark Sublicense Agreement, dated as of March 23, 1998, between the Company and Peter A. Morton.
10.12(6)	Amendment No. 2 to Trademark Sublicense Agreement, dated as of May 30, 2003, between the Company and Peter A. Morton.
10.13(6)	Security Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.
10.14(6)	Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.
10.15(6)	Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.
10.16(6)	Form of Hard Rock Hotel, Inc. 1999 Performance Awards Plan
10.17(7)	Employment Agreement, dated June 19, 2003, between the Company and Kevin Kelley
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7)                                  Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended June 30, 2003 (File No. 333-53211).

(b)                                 Reports on Form 8-K

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

HARD ROCK HOTEL, INC.

Date: November 14, 2003	/s/ JAMES D. BOWEN
James D. Bowen
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER AND DULY AUTHORIZED OFFICER)

Exhibit Index

Exhibit Number	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.
3.3(1)	Second Amended and Restated By-Laws of the Company.
4.1(6)	Indenture, dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 87/8% Second Lien Notes due 2013.
4.2(6)	Form of Global 87/8% Second Lien Notes due 2013 (included in Exhibit 4.1)
4.3(6)	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.
4.4(6)	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.
4.5(6)	Form of Junior Subordinated Notes.
10.1(6)	Credit Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.
10.2(6)	Second Lien Notes Security Agreement, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.
10.3(6)	Second Lien Notes Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.
10.4(6)	Second Lien Notes Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.
10.5(6)	Exchange Agreement, dated as of May 30, 2003, between the Company, Peter A. Morton and Desert Rock, Inc.
10.6(1)	Amended and Restated Supervisory Agreement, dated as of October 21, 1997, between the Company and Peter A. Morton.
10.7(3)	Employment Agreement, dated November 8, 2000, between the Company and James D. Bowen.
10.8(4)	Amendment to Employment Agreement, dated September 7, 2001, between the Company and James D. Bowen.
10.9(5)	Employment Agreement, dated as of May 24, 2002, between the Company and Don Marrandino.
10.10(1)	Trademark Sublicense Agreement, dated October 24, 1997, between the Company and Peter A. Morton.
10.11(1)	Amendment No. 1 to Trademark Sublicense Agreement, dated as of March 23, 1998, between the Company and Peter A. Morton.
10.12(6)	Amendment No. 2 to Trademark Sublicense Agreement, dated as of May 30, 2003, between the Company and Peter A. Morton.
10.13(6)	Security Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.
10.14(6)	Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.
10.15(6)	Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.
10.16(6)	Form of Hard Rock Hotel, Inc. 1999 Performance Awards Plan
10.17(7)	Employment Agreement, dated June 19, 2003, between the Company and Kevin Kelley
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7)                                  Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended June 30, 2003 (File No. 333-53211).