Form 10-Q/A
period 2003-09-30
HARD ROCK HOTEL INC
filed 2003-11-26
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

This Form 10-Q/A amends Part I, Item 1 of the Registrant’s quarterly report on Form 10-Q as of and for the three-month and nine-month periods ended September 30, 2003 as filed on November 14, 2003, and is being filed to reflect the restatement of the Registrant’s Condensed Financial Statements included therein as discussed in note 6.  This Form 10-Q/A has not otherwise been modified or updated from disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.

Part I                    FINANCIAL INFORMATION

Item 1.                                                     Financial Statements

HARD ROCK HOTEL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2003	December 31, 2002
		(as restated, see note 6)
ASSETS

Current assets:
Cash and cash equivalents	$16,162	$9,139
Accounts receivable, net of allowance for doubtful accounts of $1,945 and $1,951 as of September 30, 2003 and December 31, 2002, respectively	6,131	10,035
Inventories	1,526	1,736
Prepaid expenses and other current assets	1,826	1,855
Related party receivable	388	116
Total current assets	26,033	22,881

Property and equipment, net of accumulated depreciation and amortization	166,057	165,073
Deferred income taxes	867	817
Other assets	4,356	1,815

TOTAL ASSETS	$197,313	$190,586

Current liabilities:
Accounts payable	$3,434	$3,564
Construction related payables	1,530	179
Related party payable	244	92
Accrued expenses	13,381	14,733
Interest payable	6,166	2,910
Current portion of long-term debt	1,411	1,084
Total current liabilities	26,166	22,562

Deferred income taxes	596	696
Qualified subordinated notes to related parties	50,037	—
Long-term debt	158,991	143,289
Total long-term liabilities	209,624	143,985
Total liabilities	235,790	166,547

Commitments and contingencies:
Preferred stock, 9 ¼% Series A Cumulative, no par value, redeemable, 40,000 shares authorized, 28,000 shares issued and outstanding	—	37,411
Preferred stock, 9 ¼% Series B Cumulative, no par value, redeemable, one share authorized, issued and outstanding	—	25,280
Shareholders’ deficiency:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(45,985)	(46,160)
Total shareholders’ deficiency	(38,477)	(38,652)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$197,313	$190,586

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

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

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except supplemental schedule)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$2,521	$7,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,766	8,483
Provision for losses on accounts receivable	223	217
Amortization of loan fees	462	553
(Gain) loss on sales of property and equipment	(20)	40
Loss on early extinguishment of debt	4,258	—
Changes in operating assets and liabilities:
Accounts receivable	3,681	(29)
Inventories	210	332
Prepaid expenses and other current assets	29	(964)
Related party receivable	(272)	—
Accounts payable	(130)	765
Related party payable	152	(1,465)
Deferred income taxes	(150)	—
Accrued expenses	(1,352)	(880)
Interest payable	3,256	2,725
Net cash provided by operating activities	21,634	16,909

Cash flows used in investing activities:
Purchases of property and equipment	(9,765)	(4,710)
Proceeds from sales of property and equipment	35	56
Construction payables	1,351	(992)
Decrease (increase) in other assets	(13)	250
Net cash used in investing activities	(8,392)	(5,396)

Cash flows used in financing activities:
Net proceeds from borrowings	157,385	—
Other debt issuance costs	(1,191)	—
Payment of accrued dividends on preferred stock	(15,000)	—
Principal payments on long-term debt	(144,373)	(9,595)
Premium on early retirement of long-term debt	(3,040)	—
Net cash used in financing activities	(6,219)	(9,595)

Net increase in cash and cash equivalents	7,023	1,918
Cash and cash equivalents, beginning of period	9,139	8,591
Cash and cash equivalents, end of period	$16,162	$10,509

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, (net of amount capitalized of $36 in the period ended September 30, 2003)	$8,256	$6,624
Cash paid during the period for income taxes, net	$100	$—

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

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

The Company purchased $402,000 and $1,349,000 of equipment in exchange for indebtedness for the nine-month periods ended September 30, 2003 and 2002, respectively.

1.                                       BASIS OF PRESENTATION

Hard Rock Hotel, Inc. (the “Company”), a Nevada corporation incorporated on August 30, 1993, operates a hotel-casino in Las Vegas, Nevada (the “Resort”).  Lily Pond Investments, Inc. (“Lily Pond”), a Nevada corporation controlled and majority owned by Peter Morton, owns all of the voting shares and 93% of the non-voting shares of the Company.  Mr. Morton has granted a sublicense to the Company, pursuant to which the Company holds the exclusive right to use the “Hard Rock Hotel” trademark for the Company’s operations in Las Vegas.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain notes and other information have been condensed or omitted from these interim financial statements and they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Operating results for the nine-month periods ended September 30, 2003 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2003.  The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2002.

2.                                       LONG-TERM DEBT

In May 2003, the Company obtained funding of approximately $137.6 million in net proceeds from the offering of $140.0 million aggregate principal amount of its 8.875% Second Lien Notes due 2013 (the “2013 Notes”) and paid additional costs of approximately $1.2 million in conjunction with this issuance in cash.  Concurrent with the execution of the 2013 Notes, the Company secured a $40 million Senior Secured Credit Facility (the “Facility”) through a group of banks at a cost of approximately $0.6 million which was withheld from the net proceeds.  The Facility consists of a $20 million, five-year senior secured term loan (the “Term Loan”) and a $20 million senior secured revolving credit facility (the “Revolving Credit Facility”).  As of September 30, 2003, the Company had $140.0 million outstanding in 2013 Notes, $20.0 million outstanding on its Term Loan and had no balance outstanding on the Revolving Credit Facility.  The 2013 Notes are contractually subordinated in right of payment to all indebtedness incurred pursuant to the Facility and the liens and security interests securing the obligations of the Company under the 2013 Notes are contractually subordinated to the liens securing the obligations of the Company under the Facility.

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

Junior Subordinated Notes

Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50%.  The Company has been accruing 50% of the interest on the Junior Notes at the cash rate and 50% at the in kind rate based on anticipated continued compliance with the covenants of the 2013 Notes and the Facility through the next scheduled interest payment date.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of September 30, 2003.

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

4.                                       RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”.  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” addresses consolidation by business enterprises of variable interest entities, which have certain characteristics.  In October 2003, the FASB issued a FASB Staff Position regarding this Interpretation to defer the effective date for applying the provisions of the Interpretation for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003.  The Interpretation is now generally effective for financial statements of interim or annual periods ending after December 15, 2003.  We currently do not expect the adoption of this standard to have a material impact on our financial statements.

In April 2002, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.   The most significant provisions of this statement relate to the rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified.  The Company adopted this statement on January 1, 2003, and the adoption did not have a material effect on its financial statements.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We adopted the standard on July 1, 2003.  The Company has completed its evaluation of SFAS 150 and has determined that there is no material effect on its financial statements.

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

6.             RESTATEMENT

Subsequent to the issuance of the Company’s Form 10-Q for the period ended September 30, 2003, the Company’s management determined that both their 9 ¼% Series A and Series B Preferred Stock should have been classified in the mezzanine section of the accompanying condensed balance sheet as of December 31, 2002, rather than as long-term liabilities.  As a result, the accompanying condensed balance sheet as of December 31, 2002 has been restated from the amounts previously reported.  Total long-term liabilities and total liabilities were previously reported as $206,676 and $229,238, respectively.  As restated they are reported as $143,985 and $166,547, respectively.  The preferred stock balances of $37,411 and $25,280 have also been reclassified to the mezzanine section of the condensed balance sheet.  There was no effect to the accompanying condensed financial statements as of and for the periods ended September 30, 2003 and 2002 as a result of this reclassification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARD ROCK HOTEL, INC.

Date: November 26, 2003	/s/ JAMES D. BOWEN
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