Form 10-K
period 2003-12-31
HARD ROCK HOTEL INC
filed 2004-03-30
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

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

The common stock of the registrant is not publicly traded.  As of June 30, 2003, substantially all of the voting and non-voting common stock was held by an affiliate of the registrant.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock outstanding by class as of March 30, 2004

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

PART I

ITEM 1.                  BUSINESS

OVERVIEW

We own and operate the Hard Rock Hotel and Casino in Las Vegas, Nevada, a premier destination entertainment resort with a rock music theme.  Commencing operations in 1995, the resort is modeled after the highly successful Hard Rock Cafe restaurant chain and is decorated with an extensive collection of rare rock memorabilia.  The original Hard Rock Cafe was co-founded in 1971 by Peter Morton, our Chairman and Chief Executive Officer, and the “Hard Rock” name has grown to become widely recognized throughout the world.  Since opening, the resort has developed a strong following among its target customer base of youthful individuals, generally between the ages of 25 and 45, who seek a vibrant, energetic entertainment and gaming experience with the services and amenities associated with a boutique luxury resort hotel.  As evidence of its appeal to its target customer base, the resort was selected in 2001 and 2002 by the Travel Channel as having one of “The Top 10 Pools” in the world.  The resort has also been recognized in 2003 by What’s On for having the “Favorite Hotel Pool,” “Favorite Hotel Overall,” “Favorite Hotel Staff,” “Favorite Retail Store,” and “Favorite Dance Club.”  Additionally, the Las Vegas Review Journal recognized Simon Kitchen and Bar as the “Best New Hotel Restaurant” in 2003.

The resort commenced operations March 9, 1995. An approximately $100 million expansion of the resort was completed during May 1999 which significantly enhanced and enlarged the resort. As of December 31, 2003, the resort consists of:

•              an eleven-story hotel tower with 646 stylishly furnished hotel rooms averaging 500 square feet in size (including 63 suites and one 4,500 square foot “mega suite”);

•              an approximately 30,000 square-foot uniquely styled circular casino with 557 slot machines and 93 table games, for Las Vegas locals, as well as tourists, where rock music is played continuously to provide the casino with an energetic and entertaining, club-like atmosphere;

•              an approximately 3,600 square-foot retail store, a jewelry store and a lingerie store;

•              an approximately 11,500 square-foot nightclub, called “Baby’s,” with a capacity of 800 persons;

•              an approximately 6,000 square-foot banquet facility with a capacity of 390 persons;

•              a premier live music concert hall, called “The Joint,” with a capacity of 2,050 persons which successfully draws audiences from Las Vegas visitors, as well as the local Las Vegas population;

•              a beach club including a 300-foot long sand bottomed tropical theme outdoor swimming pool area, with a water slide, water fall, a running stream and underwater rock music, or the “Beach Club;”

•              five high quality restaurants at multiple price points including, Simon Kitchen and Bar, Nobu, AJ’s Steakhouse, Pink Taco and Mr. Lucky’s, and a Starbucks;

•              three cocktail lounges, including an elevated Center Bar surrounded by the circular gaming floor; and

•              an approximately 8,000 square-foot spa/salon/fitness center, called the “Rock Spa.”

During February 2004, the Company closed Baby’s nightclub to begin demolition of the existing facility and construction of a new and expanded nightclub facility at a cost estimated between $6.5 million and $7.0 million including pre-opening expenses.  The new facility is expected to begin operations in June 2004.

During January 2004, the Company completed a 380 space expansion of its parking garage facility at a cost of approximately $4.6 million.

During September 2003, the Company completed conversion of its video arcade to a lingerie store, Love Jones, at a cost of approximately $0.4 million.

During August 2003, the Company completed the conversion of eleven of its existing hotel rooms into a “mega-suite” of approximately 4,500 square feet with 3 bedrooms, 4 bathrooms, a dining room, a kitchen, a spa room, a billiard room and a professional style bowling alley at a cost of approximately $2.6 million.

During July 2003, the Company replaced its marquee sign reader boards on Paradise Road and Harmon Avenue with four full color live video LED sign systems of at a cost of approximately $1.4 million.

During October 2002, the Company replaced Mortoni’s restaurant and bar with Simon Kitchen & Bar which opened during October 2002 at a cost of approximately $2.6 million including pre-opening expenses.

In February 2000, we changed our financial reporting year-end to December 31.  Previously, our fiscal year ended on November 30.  As a result of this change, we are reporting selected consolidated financial data of Hard Rock Hotel, Inc. for the years ended December 31, 2003, December 31, 2002, December 31, 2001, December 31, 2000 and November 30, 1999 and the one-month period ended December 31, 1999.

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

BUSINESS STRATEGY

We believe our continued success in the Las Vegas marketplace is attributable to our unique positioning of the resort. Our business and marketing strategy for the resort is to create a vibrant and energetic entertainment and gaming environment that primarily appeals to a customer base of youthful individuals. We successfully use the Hard Rock theme, vibrant atmosphere and personalized service to differentiate the resort from the substantially larger “mega resorts” approximately one mile west on the Las Vegas Strip. Key elements of our strategy include the following:

UNIQUE TARGET CLIENTELE.    We have successfully differentiated the resort in the Las Vegas market by targeting a predominantly youthful and “hip” customer base, which we believe consists primarily of rock music fans and youthful individuals, as well as actors, musicians and other members of the entertainment industry. To attract this target audience, we promote the resort as “the place to be” in Las Vegas. The “Hard Rock Hotel” trademark, the “Hard Rock Casino” trademark along with Mr. Morton’s extensive network of contacts in the music and entertainment industry have helped to attract a number of famous actors, musicians and celebrities to the resort. We believe that these customers form a combined demographic group that continues to be underserved by competing facilities despite recent competition from other properties in Las Vegas.

ENTERTAINMENT.    As a live music venue with capacity for 2,050 persons, The Joint successfully draws audiences from Las Vegas visitors and from the local Las Vegas population.  We believe that as a result of hosting concerts by famous musicians which in 2003 included, among others, legends such as Metallica, Neil Young, Duran Duran, Ozzy Osbourne, and Def Leppard, more recent phenomena such as Korn, Matchbox Twenty, Norah Jones, Staind and Tori Amos and cutting edge groups such as White Stripes, Audioslave, Widespread Panic, Queens of the Stone Age and 311, the Joint has become a premier venue in Las Vegas for live popular music.  We also believe that the Joint has become a favorite venue for musicians and guests due to its relatively small capacity and intimate atmosphere.  The resort has in the past year also hosted special events such as the Carson Daly Show, Boost Mobile Skate Pro competition, the unofficial Billboard Music Awards after party and the AVP Invitational, a pro volleyball tournament.  We believe that The Joint’s concerts and the resort’s special events generate significant worldwide publicity and reinforce the resort’s marquee image and unique position in the Las Vegas marketplace and provide an added source of visitors for the hotel, casino, retail and food and beverage operations.

 GAMING MIX TARGETED TO CUSTOMER BASE.    The casino currently includes 557 slot machines, 93 table games and an approximately 1,200 square-foot race and sports book. Our target gaming customer has a higher propensity to play table games and we strive to create a fun and enthusiastic gaming environment through the use of music themed gaming chips and playing surfaces and by promoting interaction between table game dealers and customers. The casino also features the latest slot machines, some of which reflect the resort’s rock music theme, as well as more traditional machines. As of December 31, 2003, 430 of our slot machines produce and accept tickets instead of coins to promote customer convenience and reduce operating costs.

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

LOCATION

The resort occupies one of the most highly visible and easily accessible sites in Las Vegas. It is located on approximately 16.7 acres of land near the intersection of Paradise Road and Harmon Avenue, approximately two miles from McCarran International Airport and approximately one mile east of the Strip, the main tourist area in Las Vegas. The resort represents an attractive alternative for tourists, business travelers and locals who wish to avoid the crowds and congestion of the Strip, while maintaining close and easy access to the Strip. We have agreements with major hotels and casinos and retail establishments pursuant to which shuttle services are provided between such locations and the resort. The resort’s location is particularly attractive due to its proximity to:

•      a high concentration of popular Las Vegas restaurants and nightclubs;

•      the Las Vegas Convention Center;

•      the Thomas & Mack Center at the University of Nevada Las Vegas, Las Vegas’ primary sporting and special events arena; and

•      a number of non-gaming hotels, which have an aggregate of more than 1,000 guest rooms.

Our principal executive offices are located at 4455 Paradise Road, Las Vegas, Nevada 89109 and our telephone number is (702) 693-5000.  Our Internet website is located at www.hardrockhotel.com.

THE RESORT

As of December 31, 2003, the resort consists of the hotel, casino, retail stores, Baby’s, banquet facility, The Joint, Beach Club, five restaurants, three cocktail lounges, Rock Spa and a Starbucks.

THE HOTEL.    The hotel’s eleven-story tower houses 646 spacious hotel rooms, including 582 guest rooms and 63 suites and one 4,500 square foot “mega suite.”  The guest rooms and deluxe suites average approximately 500 square feet in size, which is larger than the size of the average Las Vegas hotel room.  Our “mega suite” is approximately 4,500 square feet in size and includes numerous amenities.  Consistent with the resort’s distinctive decor, the hotel rooms are stylishly furnished with modern furniture, stainless steel bathroom sinks, pedestal beds with leather headboards and black-and-white photos of famous rock musicians.  The rooms also include special amenities such as large 27-inch screen televisions with high speed internet access, stereo systems and French doors that open to the outdoors.  A full-service concierge and 24-hour room service are available to all guests of the hotel.

The following table illustrates certain historical information relating to the hotel for the last three years:

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Average number of hotel rooms	648	657	657
Average occupancy rate(1)	92.9%	93.9%	94.1%
Average daily rate(1)	$129	$114	$112

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

As of December 31, 2003, the casino houses 93 table games including 69 Blackjack, 7 Craps, 5 Roulette, 1 Caribbean Stud Poker, 1 Baccarat, 3 Mini-Baccarat, 1 War, 2 Three Card Poker, 1 Big 6, 1 Let-it-Ride and 2 Pai-Gow Poker, 557 slot and video machines, an approximate 1,200 square-foot race and sports book as well as the 2,000 square-foot Center Bar.  Some of the casino’s gaming chips are themed to coincide with current concerts and the casino also offers patrons other attractions, such as cutting edge slot technology, proprietary slot graphics, distinctive slot signage, guitar-neck-shaped levers on certain slot machines and piano-like roulette tables complete with keyboards.

RETAIL.    The resort’s retail operations consist of the Retail Store, a 3,600 square-foot retail shop, located at the resort.  Visitors may purchase shirts, hats, pins, golf bags, children’s clothing, stationary, leather jackets, collectible pin sets, sundry items and a variety of other merchandise displaying the popular “Hard Rock Hotel” and “HRH” logos from the Retail Store, through the web site and from a sundry store located in the resort.  Our retail operations offer a convenient and inexpensive outlet to market and advertise the “Hard Rock Hotel” trademark and attract other Las Vegas visitors to the resort.  Our in-house design team is responsible for maintaining the consistency of the Resort’s image while creating new merchandise to expand and diversify the retail selection.

BABY’S.    During February 2004, the Company closed Baby’s nightclub to begin demolition of the existing facility and construction of a new and expanded nightclub facility at a cost estimated between $6.5 million and $7.0 million including pre-opening expenses.  The new facility is expected to begin operations in June 2004.  Baby’s had operated as an approximately 11,500 square-foot facility, with an 800 person capacity, featuring three rooms on two levels, including a sunken dance floor, three bars and state-of-the-art lighting and sound equipment featuring popular and innovative DJs in from all around the country to provide the proper entertainment to attract our target clientele.

BANQUET FACILITY.    Our 6,000 square-foot conference center and entertainment area has capacity for 390 persons.  The state-of-the-art facility is located adjacent to the Beach Club area and can accommodate one large event/group and has the capability of being separated into three distinct 2,000 square-foot areas.

THE JOINT.    As a live music venue with capacity for 2,050 persons, The Joint successfully draws audiences from Las Vegas visitors and from the local Las Vegas population.  We believe that as a result of hosting concerts by famous musicians which in 2003 included, among others, legends such as Metallica, Neil Young, Duran Duran, Ozzy Osbourne, and Def Leppard, more recent phenomena such as Korn, Matchbox Twenty, Norah Jones, Staind and Tori Amos and cutting edge groups such as White Stripes, Audioslave, Widespread Panic, Queens of the Stone Age and 311, the Joint has become a premier venue in Las Vegas for live popular music.  We also believe that the Joint has become a favorite venue for musicians and guests due to its relatively small capacity and intimate atmosphere.  The resort has in the past year also hosted special events such as the Carson Daly Show, Boost Mobile Skate Pro competition, the unofficial Billboard Music Awards after party and the AVP Invitational, a pro volleyball tournament.  We believe that The Joint’s concerts and the resort’s special events generate significant worldwide publicity and reinforce the resort’s marquee image and unique position in the Las Vegas marketplace and provide an added source of visitors for the hotel, casino, retail and food and beverage operations.

THE BEACH CLUB.    The Beach Club features a 300-foot long, sand bottomed pool with a water slide, a water fall, a running stream and underwater rock music.  The Beach Club also features beaches with white sand imported from Monterey, California, rock outcroppings and whirlpools.  In addition, the Beach Club features swim-up blackjack, a Beach Club bar and grill, 37 Tahitian-style private cabanas, and a removable dance floor that extends from one of the beach areas, providing the perfect party space amid thousands of tons of imported sand.  The private cabanas include water misters, a refrigerator, a safe, a television and (for an additional fee) an on-site massage service.

FOOD AND BEVERAGE.    The resort offers its patrons a selection of high-quality food and beverages at multiple price points.  The resort’s food and beverage operations include five restaurants (AJ’s Steakhouse, Pink Taco, Simon, Mr. Lucky’s, and Nobu), three bars in the casino (the Las Vegas Lounge, Sports Deluxe and Center Bar), three bars in The Joint, a bar at the Beach Club and catering service for corporate events, conventions, banquets and parties.  AJ’s Steakhouse, with seating capacity for approximately 100 persons, is reminiscent of classic steakhouses that reigned in 60’s Las Vegas, with an open kitchen, and serves prime Chicago stockyard beef.  Pink Taco, with seating capacity of approximately 150 persons, is a hip authentic Mexican eatery with seasonal outside dining.  Mortoni’s restaurant and bar was closed permanently and has been replaced by Simon Kitchen and Bar that opened during October 2002.  Simon, is a hip restaurant with seating capacity for approximately 180 persons designed by Yabu Pushelberg, serves the upscale world cuisine of celebrity chef Kerry Simon.  Mr. Lucky’s, a 24-hour restaurant with seating capacity for approximately 200 persons, specializes in high-quality, moderately priced American cuisine.  Nobu, with seating capacity of approximately 120 persons, is a ground breaking temple of Japanese cuisine with Latin American influences created by Master Chef Nobu Matsuhisa and owned and operated independently of the resort.

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

MARKETING

Our marketing efforts are targeted at both the visitor market (tourists and business travelers) as well as local patrons.  Our marketing department uses both traditional and innovative marketing strategies to promote the “Hard Rock Hotel” and “Hard Rock Casino” trademarks.  We employ targeted marketing programs through use of our database, which contains in excess of 400,000 names and addresses and in excess of 300,000 email addresses.  The resort is aggressively marketed not only through domestic and international public relations activities, direct mail, internet blasts, print, radio and television advertising, but also through special arrangements with various members of the entertainment industry.  For example, for the past three years, most recently in April 2003, Howard Stern broadcasted live from the casino, reaching approximately 20 million of his listeners.  In addition, for several years we have provided a number of rooms for the BILLBOARD Music Awards televised on Fox Network TV in exchange for frequent media exposure during the telecast.  The Resort also hosts many well-publicized and often televised events such as the Boost Mobile Pro Skate competition, Fox Networks Americas New Years Eve Bash hosted by Ryan Seacrest and the AVP Pro Beach Volleyball Tournament.  We believe that these types of events are held at the resort because its stylish and distinctive atmosphere is consistent with the theme of the events.  The events, in turn, reinforce the resort’s image as a destination resort among its target clientele.  The concerts in The Joint by popular artists, some of which have been televised, are another form of promotional activity that reinforces the resort’s image.

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

TRADEMARKS

Hard Rock Hotel™ and Hard Rock Casino™ are registered trademarks of a wholly-owned subsidiary of Rank Group PLC (“Rank”).  Upon the sale of Mr. Morton’s interest in the Hard Rock Cafes to Rank, in June 1996, Mr. Morton and Rank entered into a trademark licensing agreement pursuant to which Rank granted to Mr. Morton an exclusive, perpetual, royalty-free license, subject to certain termination provisions designed to protect the quality of the trademarks, to use the “Hard Rock Hotel” and “Hard Rock Casino” trademarks in connection with hotel casinos and casinos in the “Morton Territory” areas of the United States west of the Mississippi River plus Illinois and Louisiana, but excluding Texas (other than Houston), and in Australia, Brazil, Israel, Venezuela and metropolitan Vancouver, British Columbia.  Mr. Morton in turn entered into a sublicensing agreement with the Company in which it obtained the exclusive right, subject to certain termination provisions designed to protect the quality of the trademarks, to use the “Hard Rock Hotel” and “Hard Rock Casino” trademarks in connection with the resort for an amended term lasting to the earlier of June 1, 2018 or the repayment in full of the Company’s 8 7/8% Second Lien Notes due 2013 (the "2013 Notes").

LAS VEGAS MARKET

Las Vegas is one of the fastest growing and largest entertainment markets in the United States.  During 2003, gaming revenues in Clark County reached $7.8 billion.  The number of visitors traveling to Las Vegas was approximately 35.5 million in 2003, representing a compound annual growth rate of 5.0% since 1988’s 17.2 million visitors.  Aggregate expenditures by Las Vegas visitors increased at a compound annual growth rate of 8.2% from $10.0 billion in 1988 to $32.8 billion in 2003.  The number of hotel and motel rooms in Las Vegas increased at a compound annual growth rate of 4.8% from 67,391 in 1989 to 130,482 in 2003.  We believe that the addition of quality themed hotel casinos and resorts during recent years will continue to increase visitor traffic to Las Vegas and we will benefit in particular due to our unique niche and proximity to the Strip.

The following table sets forth certain statistical information for the Las Vegas market for the years 1999 through 2003, as reported by the Las Vegas Convention and Visitor Authority.

LAS VEGAS MARKET STATISTICS

	2003	2002	2001	2000	1999
Visitor Volume (in thousands)	35,540	35,072	35,017	35,850	33,809
Clark County Gaming Revenues (in millions)	$7,831	$7,631	$7,637	$7,671	$7,209
Hotel/Motel Rooms	130,482	126,787	126,610	124,270	120,294
Airport Passenger Traffic (in thousands)	36,266	35,009	35,180	36,866	33,669
Convention Attendance (in thousands)	5,658	5,105	5,014	3,853	3,773

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

To a lesser extent, the resort competes with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, and in Atlantic City, New Jersey.  The resort also competes with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, Internet gaming ventures and international gaming operations.  In 1998, California enacted The Tribal Government Gaming and Economic Self-Sufficiency Act (the “Tribal Act”).  The Tribal Act provides a mechanism for federally recognized Native American tribes to conduct certain types of gaming on their land.  The California electorate approved Proposition 1A on March 7, 2000.  Proposition 1A gives all California Indian tribes the right to operate a limited number of certain kinds of gaming machines and other forms of casino wagering on California Indian reservations.  Continued proliferation of gaming activities permitted by Proposition 1A may materially negatively affect Nevada gaming markets and our financial position and results of operations.  Management is unable, however, to assess the magnitude of the impact on us.  See “Risk Factors— We Are Subject To Intense Local Competition That Could Hinder Our Ability To Operate Profitable— We Also Face Competition From Gambling Venues Located In Other Parts Of The Country and Potentially From Other “Hard Rock” Enterprises— Recently Enacted and Possible Legislation Governing Gambling Activities Could Materially and Adversely Affect Our Business.”

EMPLOYEES

As of December 31, 2003, we had 1,235 full-time employees and 411 on-call employees who are employed on an as-needed basis.  None of our employees are members of unions; however, various unions have been aggressively soliciting new members in Las Vegas.  We cannot assure that one or more unions will not approach our employees.  We consider our relations with our employees to be good and have never experienced an organized work stoppage, strike or labor dispute.

REGULATION AND LICENSING

The ownership and operation of casino gaming facilities in Nevada are subject to:  the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively the “Nevada Act”); and various local regulations.  Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”) and the Clark County Liquor and Gaming Licensing Board (the “CCLGLB” and, together with the Nevada Commission and the Nevada Board, the “Nevada Gaming Authorities”).

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things:  (a) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (b) the establishment and maintenance of responsible accounting practices and procedures; (c) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (d) the prevention of cheating and fraudulent practices; and (e) to provide a source of state and local revenues through taxation and licensing fees.  Changes in such laws, regulations and procedures could have an adverse effect on our gaming operations.

We are required to be licensed by the Nevada Gaming Authorities.  The gaming license requires the periodic payment of fees and taxes and is not transferable.  No person may become a stockholder of, or receive any percentage of profits from us, without first obtaining licenses and approvals from the Nevada Gaming Authorities.  We have obtained from the Nevada Gaming Authorities the various approvals, permits and licenses required in order to engage in our current gaming activities in Nevada.  We received, subject to certain conditions, all additional approvals, registrations and regulation waivers required for the issuance of the $140,000,000 aggregate principal amount of the 2013 Notes.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee.  Our officers, directors and some of our key employees must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities.  The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable.  A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation in which the burden of proving one’s suitability is always on the applicant.  The applicant for licensing or a finding of suitability must pay all the costs of the investigation.  Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability for license, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with such person.  In addition, the Nevada Commission may require us to terminate the employment of any person who refuses to file appropriate applications.  Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

We are required to submit detailed financial and operating reports to the Nevada Commission.  Substantially all material loans, leases, sales of securities and similar financing transactions by us must be reported to, or approved by, the Nevada Commission.   If it were determined that the Nevada Act was violated by us, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures.  In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission.  Further, a supervisor could be appointed by the Nevada Commission to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of our gaming properties) could be forfeited to the State of Nevada.  Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations.

Notwithstanding our status as a publicly registered corporation, prior approval of the Nevada Gaming Authorities is required to acquire any of our voting securities, regardless of the number of shares owned.  Additionally, the beneficial owners of our Class A common stock and the Class B common stock are prohibited from selling, assigning, transferring, pledging or otherwise disposing of such stock without the prior approval of the Nevada Commission.  Each holder shall be required to file an application, be investigated, and have his suitability as a beneficial owner of our equity securities determined.  The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

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

Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires not more than 15%, of a Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for “investment purposes only.”  An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only.  Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:  (a) voting on all matters voted on by stockholders;

(b) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (c) such other activities as the Nevada Commission may determine to be consistent with such investment intent.  If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.  The applicant is required to pay all costs of investigation.  Under certain circumstances, the Nevada Commission may find that an entity qualifies as an “institutional investor” even if the interest held is not in a publicly registered company.  However, the same maximum investment of 15% of the equity would remain.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable.  The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner.  Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense.  We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we (a) pay that person any dividend or interest upon our voting securities, (b) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (c) pay remuneration in any form to that person for services rendered or otherwise, or (d) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.  Additionally, pursuant to the Clark County Code, the CCLGLB has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation.  If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, he shall not hold, directly or indirectly, the debt security of the publicly registered company, beyond the time prescribed by the Nevada Commission.  The Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:  (a) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (b) recognizes any voting rights by such unsuitable person in connection with such securities; (c) pays the unsuitable person remuneration in any form; or (d) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

We are required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time.  If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities.  A failure to make such disclosure may be grounds for finding the record holder unsuitable.  We are also required to render maximum assistance in determining the identity of the beneficial owner.  The Nevada Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.  Due to the fact that we are a corporate gaming licensee, our stock certificates carry a restrictive legend indicating our stock is subject to the Nevada Act.  Furthermore, any negative covenant that restricts the transfer of the stock of a corporate licensee may require the prior approval of the Nevada Commission.

We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.  Such approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities.  Any representation to the contrary is unlawful.  We have applied for and received, subject to certain conditions, approval as a Registered Corporation based upon our prior debt offering, as well as a waiver of certain regulations of the Nevada Commission that prohibit a public offering by a corporation holding a Nevada gaming license.  Such approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prior prospectus or the investment merits of the debt securities offered, nor does it infer any such finding or recommendation or approval on the current offering memorandum.  Any representation to the contrary is unlawful.

Changes in control of us through merger, consolidation, stock or asset acquisition, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission.  Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation.  The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the prior approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses, and Registered Corporations that are affiliated with these operations, may be injurious to stable and productive corporate gaming.  The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:  (a) assure the financial stability of corporate gaming operators and their affiliates; (b) preserve the beneficial aspects of conducting business in the corporate form; and (c) promote a neutral environment for the orderly governance of corporate affairs.  Approvals are, in certain circumstances, required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated.  The Nevada Act also requires prior approval of a plan of recapitalization proposed by our Board of Directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purposes of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted.  Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (a) a percentage of the gross revenues received; (b) the number of gaming devices operated; (c) the number of table games operated; or (d) a percentage of the room rate charged for each occupied room.  A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments.

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

We have established, and will be required to maintain, a Gaming Compliance Program for the purpose of, at a minimum, performing due diligence, determining the suitability of relationships with other entities and individuals and to review and ensure compliance by us, our subsidiaries and any affiliated entities, with the Act and Regulations and the laws and regulations of any other jurisdiction in which we or our subsidiaries or affiliates operate.  The Gaming Compliance Program, any amendments thereto, and the members, one such member which shall be independent, shall be administratively reviewed and approved by the Chairman of the Nevada Board.  We shall amend the compliance program, or any element thereof, and perform such duties as may be assigned by the Chairman of the Nevada Board or his designee, related to review of activities relevant to our continuing qualification.

RISK FACTORS

The risks and uncertainties described below are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may impair our business operations.  If any risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.  Some of the risks we are subject to include:

OUR SIGNIFICANT LEVERAGE WILL SEVERELY RESTRICT OUR FINANCING OPTIONS AND WILL RESULT IN HIGH INTEREST PAYMENTS

We are highly leveraged.  In 2003, 2002 and 2001 we recorded net income of $2.1 million, $2.5 million and $2.8 million, respectively.  We recorded net losses in the two prior years.  As of December 31, 2003, our total long-term debt, including the current portion, was $210.4 million.  As of December 31, 2003, we have $20.0 million of available borrowing capacity under our senior secured credit facility.  Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations.  The consequences of our leverage include, but are not limited to, the following:

•      we are limited in our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of our operating cash flow to make principal and interest payments on our indebtedness (upon full use of our senior credit facility, interest expense would be approximately $19.3 million per year, of which a portion relating to our Junior Subordinated Notes will accrue if not paid and require a substantial portion of our future expected annual cash from operations);

•      our ability to obtain additional financing in the future for working capital, capital expenditures, development financing or other purposes may be limited;

•      we may be placed at a competitive disadvantage relative to competitors that are not as highly leveraged; and

•      we will be susceptible to adverse changes in the economy and the Las Vegas gaming market.

The agreements governing our long-term debt contain financial and other restrictive covenants limiting our ability to incur additional debt, but do not fully prohibit us from incurring debt in the future.  Accordingly, if new debt is added to our current level of indebtedness, risks that we now face relating to our leverage could increase.

Furthermore, the agreements governing our long-term debt impose certain operating and financial restrictions on us.  Our Senior Secured Credit Facility requires us to maintain specified fixed charge coverage, total leverage and senior leverage ratios.  It also limits, among other things, our ability to create liens on our assets, sell assets or engage in mergers or consolidations, make investments, pay dividends or engage in intracorporate transactions.  Our failure to comply with numerous restrictive covenants contained in our debt agreements may result in a default, which, if not cured or waived, could have a material adverse effect on our business and results of operations.

OUR FAILURE TO GENERATE SUFFICIENT REVENUE TO REPAY DEBT WOULD RESULT IN OUR REQUIREMENT OF ADDITIONAL FUNDING WHICH WE MAY NOT BE ABLE TO ARRANGE

We will be dependent to a significant extent upon the successful operation of the Resort for coverage of our debt service. Our future operating performance is itself dependent on a number of factors, many of which are outside of our control, including prevailing economic conditions, the demand for service we provide, competition and financial, business, regulatory and other factors. There can be no assurance that our future cash flows will be sufficient to meet all of our obligations and commitments.

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

OUR FAILURE TO SATISFY OUR OBLIGATIONS UNDER OUR CREDIT FACILITY COULD RESULT IN THE LOSS OF SUBSTANTIALLY ALL OF OUR ASSETS

If we default on our Senior Secured Credit Facility, either by failing to make required payments or by breaching a covenant, the lenders under the Senior Secured Credit Facility could elect to:

•      declare all borrowings to be due and payable, together with accrued and unpaid interest, and

•      terminate their commitments.

If the lenders for any reason require early repayment of the funds borrowed pursuant to the Senior Secured Credit Facility, or fail to provide funds pursuant to the Revolving Credit Facility, we may not be able to repay that indebtedness or continue to operate.

Our obligations under the Senior Secured Credit Facility are secured by liens on substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law.  Upon an event of default and acceleration under our Senior Secured Credit Facility the lenders may exercise the right to control the operation of the Resort.  That right is subject to prior approval by the Nevada Gaming Authorities of their application to acquire control of the Resort.

Borrowings under our Senior Secured Credit Facility will bear interest at floating rates based on the Federal Funds Rate, the prime lending rate or LIBOR.  Increases in interest rates on indebtedness under our Senior Secured Credit Facility would increase our interest payment obligations and could adversely affect our business and results of operations.  For more information, see “Quantitative and Qualitative Disclosures About Market Risk.”

WE ARE SUBJECT TO INTENSE LOCAL COMPETITION THAT COULD HINDER OUR ABILITY TO OPERATE PROFITABLY

Our success is dependent upon the success of the Resort and its continuing ability to attract visitors and operate profitably. However, our operations are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control.

The Resort, located less than one mile east of the Strip, competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size.  Currently, there are approximately 30 major gaming properties located on or near the strip, 13 additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas.  Many of the competing properties, such as the Rio, Mandalay Bay, Paris, The Venetian, The Mirage, Treasure Island, Caesar’s Palace, Luxor, New York-New York, Bellagio, Aladdin, the Palms and the MGM Grand have themes and attractions which draw a significant number of visitors and directly compete with our operations.  Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than us and market to the same target demographic group as we do.  Furthermore, additional hotel casinos, containing a significant number of hotel rooms, are expected to open in Las Vegas within the coming years.  There can be no assurance that the Las Vegas market will continue to grow or that hotel casino resorts will continue to be popular, and a decline or leveling off of the growth or popularity of such facilities would adversely affect our financial condition and results of operations.  See “Business-Competition.”

WE ALSO FACE COMPETITION FROM GAMBLING VENUES LOCATED IN OTHER PARTS OF THE COUNTRY AND POTENTIALLY FROM OTHER “HARD ROCK” ENTERPRISES

We may also face competition from competing “Hard Rock” hotels and casinos that may be established in jurisdictions other than Las Vegas.  We have the exclusive right to use the “Hard Rock Hotel” and “Hard Rock Casino” trademarks only in connection with the existing hotel and casino.  Mr. Morton and Rank have rights to use the name “Hard Rock Hotel” and “Hard Rock Casino” in connection with other hotels and casinos, including in areas that may compete directly with us.  We cannot assure that the development by Rank or Mr. Morton of other hotels and casinos using names that include the phrase “Hard Rock” outside of Las Vegas will not adversely affect us.  See “Business -Competition” and “-Use of the ‘Hard Rock’ Brand Names by Entities Other Than Us Could Damage Our Business and Hurt Our Results of Operations” and “Certain Relationships and Related Transactions—Transaction Related to the “Hard Rock” Brand Name.”

To a lesser extent, we compete with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, Atlantic City, New Jersey and other parts of the United States.  We also compete with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, Internet gaming ventures and international gaming operations.  Continued proliferation of gaming activities could significantly and adversely affect our business and results of operations.  See “—Recently Enacted and Possible Legislation Governing Gambling Activities Could Materially and Adversely Affect Our Business.”

Many of our competitors in the hotel casino industry are emphasizing or are expected to emphasize their non-gaming businesses, including retail sales.  Consequently, we have recently experienced, and expect to continue to experience, increased competition in the retail sales market in Las Vegas.

USE OF THE “HARD ROCK” BRAND NAMES BY ENTITIES OTHER THAN US COULD DAMAGE OUR BUSINESS AND HURT OUR RESULTS OF OPERATIONS.

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

In addition, although we have obtained the exclusive right to use and develop the “Hard Rock Hotel” and “Hard Rock Casino” trademarks in connection with the resort in Las Vegas, a subsidiary of Rank is the sole owner of the rights to the “Hard Rock Cafe,” “Hard Rock Hotel” and “Hard Rock Casino” trademarks.  As a result, Rank or its licensee can exploit the “Hard Rock” name and logo, other than in connection with hotel casinos and casinos in the Morton Territory, including marketing “Hard Rock” merchandise, anywhere in the world.  See “Certain Relationships and Related Transactions—Transaction Related to the “Hard Rock” Brand Name.”  There can be no assurance that our business and results of operations will not be adversely affected by the management of the “Hard Rock” brand name.

WE DEPEND UPON ONE KEY MARKET AND HAVE A LIMITED BASE OF OPERATIONS WHICH MAY RESULT IN FLUCTUATIONS IN OUR OPERATING RESULTS AND INABILITY TO GENERATE SUFFICIENT CASH FLOW TO FUND OUR WORKING CAPITAL NEEDS

All of our revenues are generated from the resort.  Our results of operations are dependent on conditions in Las Vegas and, indirectly, Southern California, where many of the resort’s targeted customers reside.  A decline in the local economies of Las Vegas or Southern California could have a negative effect on our business and results of operations.  Rising fuel prices in California could also adversely affect our financial results.  In addition, because Las Vegas draws from a national and international tourist base, a downturn in the domestic or global economies could have a negative effect on our business and results of operations.  Furthermore, due to our single location, we are subject to greater risks than a more diversified hotel and casino resort operator, including natural and other disasters and changes in local and state governmental laws and regulations.

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

WE RELY ON KEY PERSONNEL, THE LOSS OF THE SERVICES OF WHICH WOULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

Our ability to operate successfully and competitively is dependent, in part, upon the continued services of certain of our employees, particularly Peter A. Morton, Chairman of the Board and Chief Executive Officer.  In the event that Mr. Morton were to leave us, we might not be able to find a suitable replacement.  We believe that the loss of services by Mr. Morton could have a material adverse effect on us.  We do not maintain key man life insurance for any officer or director, including Mr. Morton.  Mr. Morton has several outside business interests and may have additional business interests in the future.  Although Mr. Morton currently spends substantially all of his business time on our business and operations, we cannot assure that he will do so in the future.

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

WE ARE CONTROLLED ENTIRELY BY MR. MORTON

Mr. Morton beneficially owns over 90% of our outstanding common stock, including 100% of our outstanding voting common stock.  Thus, Mr. Morton controls the election of our Board of Directors and can approve or disapprove any other matters submitted to the shareholders.

LACK OF SIGNIFICANT OPERATING HISTORY WITH CURRENT MANAGEMENT

We have independently operated the resort for over five years.  During December 2002, our President and Chief Operating Officer resigned.   During January 2003, our Board of Directors appointed a new President and Chief Operating Officer, Kevin Kelley.  Our continued success will depend on the successful management by this new officer of our operations.  We cannot assure that our new President will be able to successfully manage our operations effectively.

OUR OPERATIONS HAVE HISTORICALLY RESULTED IN NET LOSSES APPLICABLE TO COMMON SHAREHOLDERS

We recorded net losses applicable to common shareholders for the past five fiscal years.  The $0.2 million net loss applicable to common shareholders for the year ended December 31, 2003 is attributable in part to a $4.3 million loss on early extinguishment of debt and to combined pre-opening costs of  $0.1 million related to opening lingerie store, Love Jones, and a 4,500 “mega-suite.”  The $2.9 million net loss applicable to common shareholders for the year ended December 31, 2002 is attributable in part to pre-opening costs of $0.3 million related to Simon Kitchen and Bar’s opening and abandonment loss on discontinued development of $1.7 million related to our decision to abandon plans to develop the Pink Taco restaurant in California.  Net loss applicable to common shareholders for the year ended December 31, 2001 was $2.1 million.  The $4.7 million net loss applicable to common shareholders for the year ended December 31, 2000 is attributable in part to the settlement of certain litigation and claims and to disruption from the remodeling of a portion of the hotel rooms in the resort’s original hotel tower.  The net loss applicable to common shareholders of $12.5 million for fiscal year 1999 is largely attributable to a $5.0 million write-off of pre-opening expenses and decreased revenues resulting from disruption caused by construction of our expansion.  We cannot assure that we will not post a net loss in the future.

FACTORS AFFECTING THE ECONOMY AND CONSUMER CONFIDENCE MAY HARM OUR OPERATING RESULTS.

The strength and profitability of our business depends on the overall demand for our products and growth in the gaming industry.  Gaming industry revenues are sensitive to general economic conditions and are influenced by consumer confidence in the economy and other factors.  The terrorist attacks of September 11, 2001, ongoing terrorist and war activities in the United States and elsewhere and concerns relating to travel safety generally have had a negative impact on travel and leisure expenditures, including lodging, gaming and tourism, and are likely to continue to affect the overall economy and consumer confidence.  An extended period of reduced discretionary spending and/or disruptions or declines in airline travel could significantly harm our operations and we may not be able to lower our costs rapidly enough to counter a decrease in revenues.

GOVERNMENT REGULATION

The gaming operations and the ownership of our securities are subject to extensive regulation by the Nevada Gaming Authorities.  See “Business- Regulation and Licensing.”  The Nevada Gaming Authorities have broad authority with respect to licensing and registration of entities and individuals involved with the Company.

Although we currently hold a gaming license issued by the Nevada Gaming Authorities, the Nevada Gaming Authorities may, upon the violation of a gaming law or regulation and after disciplinary complaint and public hearing, among other things, revoke, suspend, limit or condition the gaming license of any corporate entity, which we will refer to as a corporate licensee, or the registration of a Registered Corporation or any entity registered as a holding company of a Corporate Licensee or fine each person or entity or both up to $250,000 for each violation.  In addition, the Nevada Gaming Authorities may revoke the license or finding of suitability of any officer, director, controlling person, shareholder, noteholder or key employee of a licensed or registered entity.  If our gaming licenses and/or registrations were revoked for any reason, the Nevada Gaming Authorities could require the closing of our gaming operations, which would result in a material adverse effect on our business.  We have been licensed and certain of our officers, directors, shareholders and key employees either have been found suitable or have applied for findings of suitability with, the Nevada Gaming Authorities.

During January 2004, the Nevada Gaming Commission served us with a complaint for disciplinary action pursuant to NRS 463.310(2) and NRS 463.312 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  The complaint contains three counts each carrying a penalty of up to $100,000.  The Company has been granted an extension of time to file a response to the complaint.  The ultimate outcome of this matter is not known at the time of this filing.

Any public offering of debt or equity securities by us requires the prior approval of the Nevada Commission, if the securities or the proceeds from the sale thereof are intended to be used by us to pay for construction of, or to acquire an interest in, any gaming facilities in Nevada, to finance the gaming operations of an affiliated company or to retire or extend obligations incurred for any such purpose.

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

WE ARE SUBJECT TO ENVIRONMENTAL RISKS AND REGULATION WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS

We have engaged in real estate development projects and have owned and operated several parcels of real estate.  As a result, we are subject to various federal, state and local laws and regulations that make us liable for the costs of cleaning up, and other costs relating to, releases of hazardous substances on our property or at properties to which we have sent solid or hazardous wastes.  The types of activities that can lead to environmental liability include discharges to air and water, and handling and disposal of solid and hazardous waste.  Environmental laws and regulations may impose liability regardless of whether the owner or operator caused or even knew of the contamination, and in some cases, one’s liability could exceed the value of the property itself.  The presence of hazardous substances, or the failure to properly remediate any resulting contamination, could materially adversely effect the value of the property that is collateral for our obligations under the notes and could inhibit our ability to sell, lease or operate the property or to borrow using the property as collateral.  We do not have environmental liability insurance to cover such events.  Although there can be no assurance, we are not aware of any condition at any of our current or past properties that would have a material adverse effect on our business or results of operations.

Under environmental laws and regulations, a beneficiary of a deed of trust or mortgage on real property, such as the trustee, may be held liable, under certain circumstances, for the cost of remediating or preventing releases or threatened releases of hazardous materials at a mortgaged property, and for other rights and liabilities relating to hazardous materials, although such liability rarely has been imposed.  In addition, holders of the 2013 Notes may act directly rather than through the trustee, in specified circumstances, in order to pursue a remedy under the indenture.  If the holders exercise that right, they could be subject to the risks discussed above.

RECENTLY ENACTED AND POSSIBLE LEGISLATION GOVERNING GAMBLING ACTIVITIES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

We also compete to some extent with casinos in other states, riverboat and Native American gaming ventures, state-sponsored lotteries, on- and off-track wagering, card parlors, Internet gaming and other forms of legalized gaming in the United States, as well as with gaming on cruise ships and international gaming operations.  In addition, certain states have recently legalized or are considering legalizing casino gaming in specific geographical areas within those states.  Any future development of casinos, lotteries, “racinos” or other forms of gaming in other states, particularly areas close to Nevada, such as California, could have a material adverse effect on our results of operations.

The number of casinos on Indian lands has increased since the enactment of the Indian Gaming Regulatory Act of 1988.  Also, in March 2000, California voters approved an amendment to the California Constitution allowing federally recognized Native American tribes to conduct and operate slot machines, lottery games and banked and percentage card games on Native American land in California.  As a result, casino-style gaming on tribal lands is growing and could become a significant competitive force.  The proliferation of Native American gaming in California could have a negative impact on our operations.  In addition, the proliferation of gaming in other areas could significantly impact our business as well.

The National Gambling Impact Study Commission’s recommendations may adversely affect the gaming industry and our operations.  A National Gambling Impact Study Commission was established by the U.S. Congress to conduct a comprehensive study of the social and economic impact of legal gaming in the United States.  On April 28, 1999, the National Commission voted to recommend that the expansion of gaming be curtailed.  In June 1999, the National Commission issued a final report of its findings and conclusions, together with recommendations for legislative and administrative actions.

The United States Congress is presently considering a bill that stems from a recommendation of the National Commission.  This bill proposes to completely ban betting on college and amateur sports in the United States, including Nevada, and if enacted into law, would adversely effect the gaming industry and materially and adversely impact our business and results of operations.

Additionally, from time to time, certain legislators have proposed the imposition of a tax on gaming revenues.  The Nevada legislature is currently considering various proposals to increase taxes on gaming operations.  While the final tax legislation has not been enacted and the magnitude of any increase has not been determined, if a new tax on gaming operations is adopted we will be subject to increased taxes which could have a material adverse effect on our business and results of operation.

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Mr. Morton, the Company’s Chairman, Chief Executive Officer and Secretary, holds all of the Company’s outstanding Class A voting common stock.  Effective March 13, 2003, as sole holder Mr. Morton voted to re-elect the company’s directors to serve until such time as they are succeeded by a new election, are removed or resign and until their successors are duly elected and qualified.  In addition, it was resolved that all activities and transactions reflected on the books and records of the Company to date are deemed to have been taken in the best interests of the Company and were ratified, affirmed and approved.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our common stock.

As of December 31, 2003, there was one holder of record of our Class A Common Stock and 11 holders of record of our Class B Common Stock.  As of December 31, 2003, we did not have any equity compensation plans.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Our current debt limits our ability to pay dividends.  We currently intend to retain future earnings to help fund the development and growth of our business and to reduce the outstanding indebtedness.

ITEM 6.                  SELECTED FINANCIAL DATA

In February 2000, the Company changed its financial reporting year-end to December 31 of each year.  Previously, the fiscal year ended on November 30.  As a result of this change, the Company is disclosing the results of its operations and financial position as of and for the years ended December 31, 2003, 2002, 2001 and 2000 and November 30, 1999 and the one-month period ended December 31, 1999.

Our selected historical income statement data set forth below for the years ended December 31, 2003, 2002 and 2001 and the selected historical balance sheet data set forth below at December 31, 2003 and 2002 have been derived from our Financial Statements which have been audited and are included elsewhere herein.  Our selected historical balance sheet data set forth below at December 31, 2001 has been derived from our audited Financial Statements not included herein.  Our selected historical income statement data set forth below for the one-month period ended December 31, 1999, and fiscal years ended December 31, 2000 and November 30, 1999 and the selected historical balance sheet data set forth below at December 31, 2000 and November 30, 1999 have been derived from audited Financial Statements not included herein.  The selected financial and operating data set forth below should be read in conjunction with the Financial Statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended
	(in thousands, except per share data)					Month Ended
	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000	November 30, 1999	December 31, 1999
INCOME STATEMENT DATA:
REVENUES:
Casino	$57,562	$54,420	$49,888	$53,476	$37,155	$1,821
Lodging	29,924	26,639	26,315	26,372	18,860	1,567
Food and beverage	45,572	41,576	38,188	35,611	24,488	2,252
Retail	8,471	8,977	8,868	9,679	11,492	804
Other income	7,629	7,311	7,056	5,628	4,284	443
Less: promotional allowances	(10,653)	(10,774)	(10,103)	(10,936)	(7,872)	(850)
Net revenues	138,505	128,149	120,212	119,830	88,407	6,037
COSTS AND EXPENSES:
Casino	33,053	33,368	30,917	28,635	21,999	2,589
Lodging	8,013	7,302	7,149	7,177	5,360	578
Food and beverage	24,219	21,904	20,311	20,173	15,428	1,384
Retail	3,725	3,934	3,867	4,115	5,232	429
Other	3,873	3,760	3,521	3,285	2,121	176
Marketing	7,627	8,058	4,519	5,329	4,408	409
Related party expenses	4,304	3,733	3,544	3,755	2,799	278
General and administrative	19,033	16,971	16,281	19,050	13,022	1,893
Depreciation and amortization	11,784	11,380	12,088	12,138	10,527	1,220
Abandonment loss (4)	—	1,730	—	—	—	—
Pre-opening	69	306	—	—	5,038	—
Total costs and expenses	115,700	112,446	102,197	103,657	85,934	8,956
INCOME (LOSS) FROM OPERATIONS	22,805	15,703	18,015	16,173	2,473	(2,919)
Interest income	43	45	59	93	7	—
Interest expense, net	(16,558)	(13,209)	(15,186)	(16,820)	(14,686)	(1,539)
Loss on early extinguishment of debt (3)	(4,258)	—	—	—	—	—
Other, net	(6)	(48)	(72)	(393)	(28)	(36)
Income (loss) before income tax benefit	2,026	2,491	2,816	(947)	(12,234)	(4,494)
Income tax benefit	100	—	—	—	—	—
Net income (loss)	2,126	2,491	2,816	(947)	(12,234)	(4,494)
Preferred stock dividends	(2,346)	(5,436)	(4,950)	(3,791)	(297)	(218)
Loss applicable to common shareholders	$(220)	$(2,945)	$(2,134)	$(4,738)	$(12,531)	$(4,712)
Basic and diluted net loss per share applicable to common shareholders	$(2.89)	$(38.74)	$(28.07)	$(62.32)	$(164.83)	$(61.98)
Weighted average number of common shares outstanding	76,023	76,023	76,023	76,023	76,023	76,023
OTHER DATA:
Capital expenditures (1)	$13,180	$5,759	$4,328	$7,271	$68,275	$1,122
Ratio of earnings to fixed charges or (deficiency of earnings to fixed charges) (2)	1.11:1.00	1.19:1.00	1.17:1.00	$(978)	$(14,498)	$(4,494)
BALANCE SHEET DATA:
Cash and cash equivalents	$10,882	$9,139	$8,591	$7,979	$2,039
Total assets	$194,077	$190,586	$189,860	$199,025	$199,912
Total debt	$210,412	$144,373	$148,683	$157,500	$179,093
Preferred stock, Series A	$—	$37,411	$34,167	$31,213	$28,297
Preferred stock, Series B	$—	$25,280	$23,088	$21,092	$—
Shareholders’ deficiency	$(38,872)	$(38,652)	$(35,707)	$(33,573)	$(24,123)

(1)           Capital expenditures for 2003, 2002 and 2001 exclude $0.4 million, $1.4 million and $0.8 million, respectively, of non-cash additions.

(2)           In computing the ratio of earnings to fixed charges: (a) earnings have been based on income (loss) before income taxes and fixed charges, net of interest capitalized, and (b) fixed charges consist of interest, including amounts capitalized, amortization of debt issuance costs, and the estimated interest portion of rental expense.  Net losses for fiscal years 2000 and 1999 and the month ended December 31, 1999 resulted in coverage deficiencies of $1.0 million, $14.5 million and $4.5 million, respectively.

(3)           Loss on early extinguishment of debt is related to a $3.0 million premium paid to the holders of the Company’s 9 1/4% Notes due 2005 which were refinanced during the second quarter of 2003 and due to a $1.3 million write-off of unamortized deferred debt issuance costs related to the retired debt.

(4)           During 2002, the Company recorded a $1.7 million loss on the abandonment of its development activities related to the Pink Taco restaurant and bar which the Company had planned to open on the Sunset Strip in West Hollywood, California.  The decision to abandon the development was based on several factors including global uncertainties, the less than robust economy, the recent changes in the Company’s management and a desire to focus more on its Las Vegas operations.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, OUR FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

Our sole business is the operation of the Resort.  During the year ended December 31, 2003, 38% of the Resort’s gross revenues were derived from gaming operations, 31% from food and beverage, 20% from lodging, and 11% from retail and other sales.  Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury, boutique hotel.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

NET REVENUES.  Net revenues increased 8% for the year ended December 31, 2003 to $138.5 million compared to $128.1 million for the year ended December 31, 2002.  The $10.4 million increase in net revenues is primarily attributable to a $4.0 million or 10% increase in food and beverage revenues, a $3.3 million or 12% increase in hotel revenues, a $3.1 million or 6% increase in casino revenues, a $0.3 million or 4% increase in other revenues and a $0.1 million or 1% decrease in promotional allowances related to items furnished to customers on a complimentary basis.  These increases were partially offset by a $0.5 million or 6% decrease in retail revenues.

CASINO REVENUES.  The $3.1 million increase in casino revenues was primarily due to a $2.2 million or 14% increase in slot machine revenues, a $0.8 million or 107% increase in race and sports book revenues and a $0.2 million or less than 1% increase in table games revenues.  The increase in slot machine revenues was due to an increase in slot machine handle and hold percentage.  Slot machine handle increased $7.4 million or 2% to $365.8 million from $358.4 million.  Slot machine hold percentage increased 0.5 percentage points to 4.8% from 4.3%.  The average number of slot machines in operation decreased to 557 from 565, a decrease of 8 machines or 1%.  The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in win per slot machine per day to $86 from $75, an increase of $11 or 15%.  The increase in race and sports book revenues was due to an increase in race and sports handle and race and sports hold percentages.  Race and sports handle increased $2.2 million or 12% to $20.4 million from $18.2 million.  Race and sports hold percentage increased 3.8 percentage points to 8.4% from 4.6%.  The increase in table games revenues was due to an increase in table games hold percentage offset partially by a decrease in table games drop.  Table games hold percentage increased 0.7 percentage points to 13.3% from 12.6%.  Table games drop decreased $13.1 million or 4% to $290.0 million from $303.1 million.  The average number of table games in operations decreased to 91 from 93, a decrease of 2 tables or 2%.  The net result of these changes in drop, hold percentage and average number of table games in operation was an increase in win per table game per day to $1,154 from $1,134, an increase of $20 or 2%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the year ended December 31, 2003 was 15.3% compared to 14.8% for the year ended December 31, 2002.

LODGING REVENUES.  The $3.3 million increase in lodging revenues to $29.9 million from $26.6 million was primarily due to an increase in average daily rate (“ADR”) to $129 from $114 and a $0.7 million increase in miscellaneous sales, offset partially by a decrease in occupancy percentage to 92.9% from 93.9% between periods and a $0.2 million decrease in telephone sales.

FOOD AND BEVERAGE REVENUES.  The $4.0 million increase in food and beverage revenues was due to food revenues increasing by approximately $1.9 million and beverage revenues increasing approximately $2.1 million.  Food revenues increased due primarily to a $1.8 million increase from the opening of Simon Kitchen and Bar, a $0.4 million increase in the Pink Taco, a $0.2 million increase in Room Service and a combined $0.1 million increase in Mr. Lucky’s and Starbucks.  These increases in food revenues were partially offset by a $0.5 million decrease in Mortoni’s which was permanently closed during July 2002, and was replaced by Simon Kitchen and Bar which opened during October 2002, and a $0.2 million decrease in Banquets.  Beverage revenues increased due primarily to a $0.9 million increase from the opening of Simon Kitchen and Bar, a $0.6 million increase in Beach Club, a $0.4 increase in Baby’s nightclub, a $0.3 million increase in the Las Vegas Lounge and a $0.1 million increase in each of the Sports Deluxe Bar, the Pink Taco and Banquets.  These increases in beverage revenues were offset partially by $0.2 million decrease in Mortoni’s and a $0.1 million decrease in AJ’s Bar.

RETAIL REVENUES.  We believe the $0.5 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.

OTHER INCOME.  Other income increased $0.3 million primarily due to conversion of the Company’s video arcade to a lingerie store, Love Jones, which opened during September 2003, income from the Chevrolet Rock and Roll mobile tour, rent from Rocks Jewelry Store and various changes in other operations, each of which was less than $0.1 million.

PROMOTIONAL ALLOWANCES.  Promotional allowances decreased as a percentage of casino revenues to 19% from 20% and decreased as a percentage of total gross revenues to 7% from 8% between years.

CASINO EXPENSES.  Casino expenses decreased $0.3 million or 1% to $33.1 million from $33.4 million.  The decrease was primarily due to a $1.6 million decrease in table games and slot marketing expenditures, a $0.3 million decrease in travel reimbursements and a $0.4 million decrease in bad debt expenses related to potentially uncollectible credit extended to casino customers and a $0.2 million decrease in discounts on receivables.  These decreases were offset partially by a $1.1 million increase in payroll and related expenses, a $0.9 million increase in gaming taxes and a net $0.2 million increase in other operating expenses.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  As of December 31, 2003, the outstanding amount of casino markers and checks deposited and returned by the bank unpaid was approximately $0.8 million, a $0.5 million or a 38% decrease over the $1.3 million approximate balance of these types of delinquent items outstanding as of December 31, 2002.  Casino expenses as a percentage of casino revenues decreased to 57% from 61%, a decrease of 4 percentage points between comparative periods primarily due to an increase in hold percentage increasing revenues without any associated costs and controlling casino marketing expenditures.

LODGING EXPENSES.  Lodging expenses in relation to lodging revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, decreased to 32% from 34% in the prior year due primarily to a higher ADR while total operating expenses prior to reclassifying complimentaries to casino expense increased approximately $0.7 million primarily related to a $0.3 million increase in labor and related expenses, a $0.2 million increase in repairs and maintenance expenditures and a $0.2 million increase in laundry and amenities expenses due to upgrading their quality.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, remained constant at 62% between comparative periods.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, remained constant at 48% between comparative periods.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income remained constant at 51%.  Increased Sundry Store operating margins and increased income from Beach Club cabana rentals, income from the Chevrolet Rock and Roll mobile tour and rent from Rocks Jewelry Store for which there are no related expenses were offset by decreased Rock Spa operating margins and replacing the Arcade with Love Jones lingerie store which operated at a lower margin.

MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues remained constant at 18% between comparative periods.  The $1.6 million increase in these expenses was primarily due to a $1.1 million increase in payroll and related expenses, including management incentives and 1999 Performance Awards Plan expenses, a $0.5 million increase in promotions and special events such as the Howard Stern live broadcast, which cost increased during 2003, a

$0.4 million increase in repairs and maintenance, a $0.3 million increase in insurance costs, a $0.3 million expense related to a bid for the Pauma Indian management agreement and a $0.2 million increase in taxes and licenses.  These increases were offset partially by a $0.6 million decrease in advertising expense, primarily national advertising, and a $0.3 million decrease in each of other administrative expenses and entertainment expense, as artist fees decreased even though there were 63 concerts in the Joint during the current year and 57 in the prior year.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense increased to $11.8 million from $11.4 million between comparative periods due to the addition of various assets since the prior year including, among other assets, four full color live video LED sign systems for $1.4 million, a “mega-suite” of approximately 4,500 square feet with 3 bedrooms, 4 bathrooms, a dining room, a kitchen, a spa room, a billiard room and a professional style bowling alley for approximately $2.6 million and Simon Kitchen and Bar for approximately $2.6 million.

INTEREST EXPENSE.  Interest expense increased to $16.6 million from $13.2 million, an increase of $3.4 million or 26%.  The increase is primarily due to the increase in outstanding borrowings, including debt issued to pay $15.0 million of accrued dividends on the Company’s preferred stock and interest on the $50.0 million of qualified subordinated debt issued in exchange for the Company’s outstanding preferred stock and remaining accrued dividends during May 2003.

LOSS ON EARLY EXTINGUISHMENT OF DEBT.  Loss on early extinguishments of debt is related to the $3.0 million premium paid to the holders of the Company’s 9 1/4% Notes due 2005 (the “Notes”) which were tendered or called during the three-month period ended June 30, 2003 and due to a $1.3 million write-off of unamortized deferred debt issuance costs related to the tendered and called Notes.

INCOME TAXES.  The Company has recorded a tax benefit of $0.1 million in the year ended December 31, 2003 due to an adjustment of its deferred tax assets.  The Company did not have income tax expense during 2002 due to being able to offset 100% of alternative minimum taxable (“AMT”) income with AMT net operating loss carryforwards (“NOL”) from previous periods.  This is due to legislation passed in the Job Creation and Worker Assistance Act of 2002 which increases the limit on AMT NOL deductions from 90 percent to 100 percent for NOL’s generated or taken as carryforwards in the tax year ending during 2002.

LOSS APPLICABLE TO COMMON SHAREHOLDERS.  Loss applicable to common shareholders was $0.2 million compared to $2.9 million during the prior year.  The decrease in net results for common shareholders was due to the factors described above in addition to a $0.6 million increase in supervisory fees and related expenses and a $3.1 million decrease in preferred stock dividends.  Preferred dividends decreased due to the replacement of the preferred stock and remaining accrued dividends with qualified subordinated debt during May 2003.

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

LODGING REVENUES.  The $0.3 million increase in lodging revenues to $26.6 million from $26.3 million was primarily due to an increase in ADR to $114 from $112.  This increase was offset partially by a $0.3 million decrease in telephone sales due to the increasing use of cellular telephones, a trend that we expect to continue.  The occupancy percentage remained constant between periods at 94%.

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

CASINO EXPENSES.  Casino expenses increased $2.5 million or 8% to $33.4 million from $30.9 million.  The increase was primarily due to a $1.6 million increase in casino marketing and player development costs, a $0.9 million increase in casino and marketing labor and related expenses, a $0.4 million increase in the cost of complimentaries related to items furnished to customers on a complimentary basis, a $0.4 million increase in tickets for customers to the Joint for entertainment.  These increases were partially offset by a $0.3 million decrease in reimbursements for customer travel, a $0.3 million decrease in bad debt expenses related to potentially uncollectible credit extended to casino customers and a $0.2 million decrease in casino uniforms and operating supplies.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  As of December 31, 2002, the outstanding amount of casino markers and checks deposited and returned by the bank unpaid was approximately $1.3 million, a $0.6 million or a 29% decrease over the $1.9 million approximate balance of these types of delinquent items outstanding as of December 31, 2001.  Casino expenses as a percentage of casino revenues decreased to 61% from 62%, a decrease of 1 percentage point between comparative periods primarily due to casino and marketing labor as a percentage of casino revenue decreasing to 27% from 28%.

LODGING EXPENSES. Lodging expenses in relation to lodging revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, remained constant between comparative periods as labor and related costs increased $0.2 million or 3% while a $0.1 million decrease in bad debt expenses offset various increases in other operating expenses.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, remained constant between comparative periods.  Food costs and expenses in relation to food revenues, prior to reclassifying the cost of complimentaries to casino expense, decreased to 82% from 86%, a decrease of 4 percentage points, due to a relative reduction in labor costs were offset by relative increases food cost of sales and other operating expenses.  Beverage costs and expenses in relation to beverage revenues, prior to reclassifying the cost of complimentaries to casino expense, increased to 46% from 45%, an increase of 1 percentage point due primarily to relative increases in beverage cost of sales and labor and related expenses offset partially by a relative decrease in other operating expenses.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, remained constant at approximately 48%.

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

NET INTEREST EXPENSE.  Net interest expense decreased to $13.2 million from $15.1 million, a decrease of $1.9 million or 13%.  The decrease is due to the decrease in outstanding borrowings, a decrease in the effective interest rate on the Company’s Credit Facility and decreasing amortization of loan fees.  Loan fee amortization in 2001 includes a $0.2 million write-down due to a material amendment of the Company’s Credit Facility.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2003 our principal sources of funds were cash on-hand at December 31, 2002 and cash provided by operating activities of $20.8 million.  Additionally, in May 2003, the Company obtained funding of approximately $137.6 million in net proceeds from the offering of $140.0 million aggregate principal amount of its 8.875% Second Lien Notes due in 2013 (the “2013 Notes”) and paid additional costs of approximately $1.2 million in cash in conjunction with this issuance.  Concurrent with the issuance of the 2013 Notes, the Company secured a $40.0 million Senior Secured Credit Facility (the “Facility”) through a group of banks at a cost of approximately $0.6 million, which was withheld from the proceeds therefrom.  The Facility consists of a $20.0 million, five-year senior secured term loan (the “Term Loan”) and a $20.0 million senior secured revolving credit facility (the “Revolving Credit Facility”).  As of December 31, 2003, the Company had $140.0 million outstanding in 2013 Notes, $20.0 million outstanding on its Term Loan and had no balance outstanding on the Revolving Credit Facility.  The net proceeds from the issuance of the 2013 Notes together with the borrowings under the Facility and cash on hand, were used to redeem and repurchase the Company’s $120.0 million 9.25% Senior Subordinated Notes due in 2005, repay the entire $18.0 million balance outstanding of its $30.0 million senior revolving credit facility, repay $1.3 million of purchase money indebtedness, pay $15.0 million accrued dividends on the Company’s preferred stock, pay costs and expenses related to the foregoing, finance working capital and provide liquidity to fund general and corporate purposes.  In addition, the Revolving Credit Facility will provide the Company with financial flexibility to pursue targeted growth capital expenditures.

The Company exchanged all of its outstanding preferred stock and the remaining accrued and unpaid dividends thereon for an aggregate principal amount of junior subordinated notes equal to approximately $50.0 million (the “Junior Notes”).  Upon issuance of the Junior Notes, the Company’s preferred stock ceased to remain outstanding.  Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of December 31, 2003.

The amount of cash provided by operating activities primarily includes net income of $2.1 million, depreciation and amortization of $11.8 million, provision for losses on accounts receivable of $0.3 million, amortization of loan fees of $0.6 million, loss on early extinguishments of debt of $4.3 million and net changes in operating assets and liabilities of $1.7 million.  Other uses of funds were capital expenditures of $13.2 million.  Other sources of funds were an increase in construction payables of $0.8 million and $0.1 million in proceeds from sale of property and equipment.  As a result, as of December 31, 2003, we had cash and cash equivalents of $10.9 million.

During July 2003, the Company entered into an agreement to construct a 380 space expansion of its parking garage facility at a total cost of approximately $4.6 million.  At December 31, 2003, $4.0 million of the work had been completed and the Company had a construction payable of $0.8 million related to the contract.

During June 2003, the Company entered into agreements to convert eleven of its existing hotel rooms into a “mega-suite” of approximately 4,500 square feet with 3 bedrooms, 4 bathrooms, a dining room, a kitchen, a spa room, a billiard room and a professional style bowling alley at a total cost of approximately $2.6 million.  At December 31, 2003, the work had been completed and the Company had a construction payable of $0.1 million related to the contract.

We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $20.0 million Revolving Credit Facility ($20.0 million as of December 31, 2003) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to January 1, 2005.  Our ability to raise additional funds is limited by restrictions on our financing activities under our Facility and the 2013 Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The security interest is junior to the security interest in the assets securing our obligation under our Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of December 31, 2003.

The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company is in compliance with these covenants as of December 31, 2003.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 2.75% at December 31, 2003) and aggregating 4.43% at December 31, 2003), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at December 31, 2003.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.  The Company was in compliance with these covenants as of December 31, 2003.

During January 2004, the Nevada Gaming Commission served us with a complaint for disciplinary action pursuant to NRS 463.310(2) and NRS 463.312 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  The complaint contains three counts each carrying a penalty of up to $100,000.  The Company has been granted an extension of time to file a response to the complaint.  The ultimate outcome of this matter is not known at the time of this filing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue of expenses, results of operations, liquidity, capital expenditures or capital resources that is material.  Currently, we have no guarantees, such as performance guarantees, keep-well agreements or indemnity.  We are not engaged in derivatives.

Contractual Obligations and Commitments

We have various contractual obligations which we record as liabilities in our consolidated financial statements.  We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received.  Additionally, we enter into contracts for goods and services such as food, inventory and entertainment.  Such liabilities are recorded as liabilities when so incurred and we expect that such contracts will generate revenue in excess of such liabilities.  The following table summarizes our contractual obligations and other commitments as of December 31, 2003 (amounts in thousands):

		Payments due by Period
Total	Total	2004	2005	2006	2007	2008 and thereafter
Long-term debt	$210,412	$2,673	$5,173	$5,029	$5,000	$192,537
Operating leases	478	240	146	92	—	—
Construction commitments	982	982	—	—	—	—
Total contractual cash obligations	$211,872	$3,895	$5,319	$5,121	$5,000	$192,537

We made cash interest payments on long-term debt of $14.8 million, $12.5 million and $14.4 million during the fiscal years ended December 31, 2003, 2002 and 2001, respectively.  We anticipate our cash interest payments for 2004 to be in excess of these levels due to higher average outstanding borrowings projected for the full year.  We have not made significant cash tax payments during the past three years and, due to available net operating loss and AMT tax credit carryforwards, we do not anticipate making significant cash tax payments in 2004.  Total supervisory fee expenses for these services for the years ended December 31, 2003, 2002 and 2001 amounted to $2,870,000, $2,447,000 and $2,398,000, respectively, under the Company’s 25 year Amended and Restated Supervisory Agreement with Peter Morton.  The supervisory fee is equal to two percent of annual gross revenues (as defined), net of complimentaries for each year.

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

Significant estimates include the useful lives and potential impairment of long-term assets, such as buildings and equipment, valuation allowances for deferred tax assets, the adequacy of our allowance for uncollectible receivables, the amount of litigation and self-insurance reserves, amount of chips and tokens not likely to be redeemed, and the estimated liabilities for our slot cash-back programs.  The estimated amounts are based on our best judgments using both historical information and known trends in our Company and in our industry and based upon our assumptions related to possible outcomes in the future.  Because of the uncertainty inherent in any estimate, it is likely that the actual results will differ from the initial estimates, and the differences could be material.

The Company has determined that the following accounting policies and related estimates are critical to the preparation of the Company’s consolidated financial statements (a further discussion of our significant accounting policies can be found in the Notes to Financial Statements contained herein).

Long-term Assets.

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

Income Taxes.

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

Allowance for Uncollectible Receivables.

The Company maintains a provision for estimated uncollectible receivables based on historical experience and specific customer collection issues.  Change in customer liquidity or financial condition could affect the collectibility of that account resulting in the adjustment upward or downward in the provision for bad debts, with a corresponding impact on the Company’s operating results.

Contingencies.

The Company assesses its exposures to loss contingencies including legal and income tax matters and provides for an exposure if it is judged to be probable and estimable.  If the actual loss from a contingency differs from management’s estimate, operating results could be impacted.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities”.  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” addresses consolidation by business enterprises of variable interest entities, which have certain characteristics.  In October 2003, the FASB issued a FASB Staff Position regarding this Interpretation to defer the effective date for applying the provisions of the Interpretation for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003.  The Interpretation is now generally effective for financial statements of interim or annual periods ending after December 15, 2003.  The Company has completed its evaluation of this Interpretation and has determined that there is no material impact on our financial statements as of December 31, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The Company has completed its evaluation of SFAS 149 and has determined that there is no material effect on its financial statements as of December 31, 2003 as it does not engage in derivative activities.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted the standard on July 1, 2003 and there was no material effect on its financial statements as of December 31, 2003.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments at December 31, 2003.

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

We had $20.0 million in variable rate debt outstanding at December 31, 2003.  Based upon the variable rate debt level, a hypothetical 10% adverse change in the effective interest rate (approximately a 44 basis point increase) would increase interest expense by approximately $0.1 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

The fair value of the Company’s $140 million of 8.875% Second Lien Notes, which are due in 2013 and are publicly traded, approximated $149.8 million at December 31, 2003 based on published bid prices.  The fair value of the Company’s $50.0 million of Junior Notes cannot be estimated as they are held by Mr. Morton or affiliates of Mr. Morton and there is no established market nor published bid prices.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements beginning on page F-1.

ITEM 9.                  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              Controls and Procedures.

(a)  Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

PART III

ITEM 10.                EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age and position of each of our directors and executive officers:

NAME	AGE	POSITION

Peter A. Morton	55	Chairman of the Board, Chief Executive Officer and Secretary

Kevin Kelley	45	President and Chief Operating Officer

Brian D. Ogaz	44	Senior Vice President

James D. Bowen	42	Vice President Finance, Chief Financial Officer and Treasurer

Gilbert B. Friesen	64	Director

Stephen A. Marks	55	Director

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

KEVIN L. KELLEY.   On January 30, 2003, Mr. Kelley was appointed to the position of President and Chief Operating Officer of the Company.  Prior to joining the Company, Mr. Kelley served Station Casinos in various capacities from August 1993 to January 2003 including the position President of Westside Operations overseeing all operations of Station Casinos five Westside properties.  Prior to his joining Station Casinos, Mr. Kelly served as Executive Vice President of International Casino Marketing for the Golden Nugget Hotel and Casino and as Vice President of International Casino Marketing at the Las Vegas Hilton Hotel and Casino.

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

Given the ownership of the Company and the financial experience and business acumen of the directors serving on the Board of Directors, the Board of Directors has determined not to appoint a new director that meets the qualifications of an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.

Given ownership and management of the Company, the Board of Directors has determined that it is not necessary to adopt a code of ethics at this time.

ITEM 11.                EXECUTIVE COMPENSATION

Our directors receive no compensation for serving on the Board of Directors.  All directors are reimbursed for expenses incurred in connection with attendance at board or committee meetings.

The following table sets forth the compensation we paid to our Chief Executive Officer, three executive officers and the two other individuals most highly compensated (the “Named Executive Officers”) for fiscal years 2003, 2002 and 2001.

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		All Other Compensation(1)
Peter A. Morton	2003	$—	$—	$2,869,627(	2)	$—
Chairman of the Board,	2002	—	—	2,446,801(	2)	—
Chief Executive Officer and Secretary	2001	—	—	2,397,503(	2)	—

Kevin Kelley (4)	2003	353,365	1,360	—		—
President and	2002	—	—	—		—
Chief Operating Officer	2001	—	—	—		—

Brian Ogaz (3)	2003	198,001	—	—		—
Senior Vice President	2002	248,306	—	—		—
	2001	192,806	—	—		—

James D. Bowen	2003	183,733	121,373	—		36,910
Vice President Finance,	2002	153,118	91,514	—		39,377
Chief Financial Officer and Treasurer	2001	136,057	128,874	—		35,182

(1)           Amounts shown include amounts vested under 1999 Performance Awards Plan and contributions made by us to the Hard Rock 401(k) Plan.  Other compensation consists of contributions made by us to insurance premiums on term life and health insurance and medical reimbursements and is less than 10% of each person’s salary for any given year.

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

(4)           Our Board of Directors appointed Mr. Kelley as President and Chief Operating Officer on January 20, 2003.

                The following table sets forth the long-term incentive plan awards under the Company’s 1999 Performance Awards Plan during the year ended December 31, 2003.

	Number of Shares, Units or Other	Performances or Other Period Until Maturation		Estimated Future Payouts under Non-Stock Price-Based Plans
Name	Rights	or Payout		Threshold	Target		Maximum
Kevin Kelley	n/a	3/31/2007	(1)	2,000,000	2,684,000	(2)	n/a	(3)

(1)	The award vests 25% each March 31 beginning March 31, 2004.
(2)	Target amount is based on the the increase in 2003 adjusted EBITDA over 2002 amounts as future adjusted EBITDA is not determinable.
(3)	Vested amounts appreciate or depreciate based on the change in adjusted EBITDA each year but may not decrease below the base award amount during the initial 4 year vesting period.

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

Mr. Bowen has entered into an employment agreement, dated November 8, 2000, and amended as of September 7, 2001.  Mr. Bowen will serve as Vice President Finance, Chief Financial Officer and Treasurer of the Company.  Mr. Bowen’s current base salary is $180,000 per year and he is entitled to an annual bonus to be determined by our Board of Directors.  If Mr. Bowen is terminated by us without Cause (as defined in the agreement), we will pay Mr. Bowen an amount representing one year of his then current base salary, but in no case shall such payment be less than $145,000.

Mr. Kelley, our President and Chief Operating Officer, entered into a three year employment agreement with the Company,

dated as of June 19, 2003.  Mr. Kelley will serve in the capacity of President and Chief Operating Officer of the Company.  Mr. Kelley’s current base salary is $375,000 per year and he is entitled to an annual bonus to be determined by our Board of Directors.  If Mr. Kelley is terminated by us without Cause (as defined in the agreement), we will pay Mr. Kelley an amount representing one year base salary or $250,000, in the event such termination occurs in the last eight months of the contract term.  Mr. Kelley shall also be entitled to an amount representing three (3) years of his then current base salary if he voluntarily terminates his employment within thirty days following a change of control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We did not have a Compensation Committee during 2003. Messrs. Morton and Kelley each participated in the determination of officers’ compensation during 2003.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

During 2003, the supervisory fee of Mr. Morton, our Chief Executive Officer, was determined in accordance with his amended and restated supervisory agreement.  See “Employment Agreements.”

The salary we paid to Mr. Kelley, our Chief Operating Officer, was paid in accordance with the terms of his employment agreement.  In addition, the salary we paid to Mr. Bowen, our Chief Financial Officer, was paid in accordance with his amended employment agreement.  See “Employment Agreements.”

The annual salaries and bonuses, as applicable, of our executive officers during 2003 were determined based on past salaries and bonuses and salaries and bonuses paid by comparable companies.  Factors considered in determining bonuses included our 2003 net revenues and net income.

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

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with regard to the beneficial ownership of our common stock as of the date of this Report by (i) each person who, to the knowledge of management, owned beneficially more than 5% of the outstanding shares of common stock, (ii) by each director and Named Executive Officer and (iii) all directors and executive officers as a group.  Except pursuant to applicable community property laws, each stockholder named in the table has sole voting and dispositive power with respect to the shares shown as beneficially owned by them.  Percentage ownership is based on 12,000 shares of Class A common stock and 64,023 shares of Class B common stock outstanding:

	Ownership of Class A (Voting) Shares(1)		Ownership of Class B (Non- Voting) Shares(1)
Name of Beneficial Owner	Number of Shares	Percentage Ownership	Number of Shares	Percentage Ownership
Peter A. Morton(2) 510 North Robertson Boulevard Los Angeles, California 90048	12,000	100.0%	59,487	92.9%
Kevin Kelley	—	—	—	—
Brian Ogaz 510 North Robertson Boulevard Los Angeles, California 90048	—	—	—	—
James D. Bowen	—	—	—	—
Gilbert B. Friesen	—	—	250	*
Stephen A. Marks	—	—	1,000	1.5%
All directors and executive officers as a group (5 persons)	12,000	100.0%	60,737	94.4%

*              Indicates ownership of less than 1%.

(1)           For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date such person has the right to acquire within 60 days after such date.  For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.  Unless otherwise indicated, the address for each of the stockholders in this table is 4455 Paradise Road, Las Vegas, Nevada 89109.

(2)           Includes:    (a) 12,000 shares of Class A common stock held by Lily Pond Investments, Inc.; and (b) 59,487 shares of Class B common stock held by Lily Pond.  As the majority stockholder of Lily Pond, Mr. Morton is deemed to have sole voting and dispositive power with respect to the shares held by Lily Pond.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS RELATED TO THE “HARD ROCK” BRAND NAME

Prior to the sale to Rank of Mr. Morton’s interest in the Hard Rock Cafe businesses and ancillary rights in June 1996, Hard Rock Cafe Licensing Corporation, which was 40.0% owned by Mr. Morton, owned the right to use the “Hard Rock” name in connection with hotel casinos and casinos in the Morton Territory.  Hard Rock Cafe Licensing Corporation licensed this right to Mr. Morton, who in turn sublicensed the right to use the “Hard Rock Hotel” trademark in Las Vegas to Lily Pond Investments, Inc., or Lily Pond, and Lily Pond assigned such right to us.

Upon the sale of his interest in the Hard Rock Cafes to Rank in June 1996, Mr. Morton and Rank entered into a trademark licensing agreement whereby Mr. Morton received an exclusive, perpetual, royalty-free license, subject to certain termination provisions designed to protect the quality of the trademarks, to use the “Hard Rock Hotel” and “Hard Rock Casino” trademarks in connection with hotel casinos and casinos in areas of the United States west of the Mississippi River plus Illinois and Louisiana, but excluding Texas (other than Houston), and in Australia, Brazil, Israel, Venezuela and metropolitan Vancouver, British Columbia.  Mr. Morton in turn entered into a sublicensing agreement with us in which we obtained the exclusive right, subject to certain termination provisions designed to protect the quality of the trademarks, to use the “Hard Rock Hotel” and “Hard Rock Casino” trademarks in connection with the resort for a term lasting as long as we shall have any outstanding indebtedness pursuant to the then existing notes or our then existing credit facility.  We entered into an amendment to the sublicensing agreement with Mr. Morton whereby the term of our use of such right was extended to the earlier of June 1, 2018 or the repayment in full of the of 8 7/8% Second Lien Notes due 2013.

TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have entered into an amended and restated supervisory agreement with Mr. Morton that expires on December 31, 2022.  Subject to certain conditions, Mr. Morton has the option to renew the agreement for two successive fifteen year terms.  Pursuant to the terms of the supervisory agreement, Mr. Morton is to provide consulting and supervisory services to us in exchange for 2.0% of our annual gross revenues (as defined therein), which excludes the value of any complimentary goods or services.  We will reimburse Mr. Morton for all costs and expenses incurred by him in connection with services he provides to us.  In the event either we are or Mr. Morton is in Default (as defined in the agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default.  Total supervisory fee expenses for fiscal year 2003 were approximately $2.9 million.

Entities controlled by Mr. Morton have provided, and will continue to provide, additional support services for the development, opening and ongoing improvement and operation of the resort.  These entities have been, and will continue to be, reimbursed for the expenses relating to the provision of these services, including, without limitation, employee salary and benefits and allocated overhead.  Expenses related to these services aggregated approximately $1.4 million for fiscal year 2003.

For certain additional disclosure regarding affiliate transactions see note 6 to our Financial Statements.

During 2002, our former subsidiary, Pink Taco Corporation acquired a leasehold interest, including building improvements and equipment, for $1.4 million. Mr. Morton, our Chairman, Chief Executive Officer and Secretary, acquired the landlord’s fee interest in the property subsequent to our acquisition of the leasehold interest. Mr. Morton released Pink Taco Corporation from its lease obligations upon our decision to abandon our development activities associated with Pink Taco Corporation. We did not make any lease payments to Mr. Morton and have no ongoing obligation to Mr. Morton for this leasehold interest. Pink Taco Corporation was formed in September 2002 to develop a Pink Taco restaurant and bar on the Sunset Strip in West Hollywood, California. These development efforts were abandoned during December 2002. On May 28, 2003, we dissolved Pink Taco Corporation.

Immediately after the closing of the 8 7/8% Second Lien Notes due 2013, we paid a preferred stock dividend of $15.0 million and exchanged all of our outstanding preferred stock and remaining accrued and unpaid dividends for an aggregate principal amount of junior subordinated notes equal to approximately $50.1 million.  Our preferred stock was, and the junior subordinated notes are, held by Mr. Morton or affiliates of Mr. Morton.  For certain additional disclosure regarding the Junior Notes see note 7 to our Financial Statements.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees paid by the Company to Deloitte & Touche LLP during the years ended December 31, 2003 and 2002 for the audits of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q totaled approximately $74,000 and $93,000, respectively.

Audit-Related Fees

Audit-related fees paid by the Company to Deloitte & Touche LLP during the years ended December 31, 2003 and 2002 for the audit of the Company’s 401k Plan and for the 2003 Form S-4 and 2003 Amendment No. 1 to Form S-4 related to the sale and exchange of $140,000,000 of 8 7/8% Second Lien Notes Due 2013 totaled $140,000 and $10,000, respectively.

Tax Fees

Fees paid by the Company to Deloitte & Touche LLP during the years ended December 31, 2003 and 2002 for tax compliance, tax advice and tax planning services rendered to us totaled $17,000 and $5,000, respectively.

All Other Fees

                The Company paid Deloitte & Touche LLP $1,000 and $23,000 to provide regulatory compliance services during the years ended December 31, 2003 and 2002, respectively.

                The Company's Board of Directors currently has no audit and non-audit pre-approval policies and procedures.

PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           The following documents are filed as part of this report:

Financial Statements; see Index to Financial Statements beginning on Page F-1.

(b)           Reports on Form 8-K:

Current Report on Form 8-K, dated October 27, 2003 (date of earliest event reported), filed on November 14, 2003, for the purpose of reporting under Item 12, Hard Rock Hotel’s results of operations for the quarter and nine-month period ended September 30, 2003.

(c)           The following Exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1)3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2)3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(1)3.3	Second Amended and Restated By-Laws of the Company

4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(5)4.1	Indenture dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(5)4.2	Form of Global 8 7/8% Second Lien Notes due 2013 (included in Exhibit 4.1)

(5)4.3	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.

(5)4.4	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.

(5)4.5	Form of Junior Subordinated Notes.

(7)4.6	First Supplemental Indenture to Indenture, dated as of November 20, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(7)4.7	Second Supplemental Indenture to Indenture, dated as of November 24, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

9.	VOTING TRUST AGREEMENTS.

(1)9.1	Amendment, dated as of July 1, 1997 to Stockholder Agreement, dated August 30, 1993, among the Company and certain stockholders listed therein.

(1)9.2	Stockholder Agreement, dated as of August 30, 1993, among the Company and certain stockholders listed there in.

10.	MATERIAL CONTRACTS.

(5)10.1	Credit Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.

(5)10.2	Second Lien Notes Security Agreement, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.

(5)10.3	Second Lien Notes Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.

(5)10.4	Second Lien Notes Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.

(5)10.5	Exchange Agreement, dated as of May 30, 2003, between the Company, Peter A. Morton and Desert Rock, Inc.

(1)10.6	Amended and Restated Supervisory Agreement, dated as of October 21, 1997, between the Company and Peter A. Morton.

(3)10.7	Employment Agreement, dated November 8, 2000, between the Company and James D. Bowen.

(4)10.8	Amendment to Employment Agreement, dated September 7, 2001, between the Company and James D. Bowen.

(1)10.9	Trademark Sublicense Agreement, dated October 24, 1997, between the Company and Peter A. Morton.

(1)10.10	Amendment No. 1 to Trademark Sublicense Agreement, dated as of March 23, 1998, between the Company and Peter A. Morton.

(5)10.11	Amendment No. 2 to Trademark Sublicense Agreement, dated as of May 30, 2003, between the Company and Peter A. Morton.

(5)10.12	Security Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.

(5)10.13	Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.

(5)10.14	Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.

(5)10.15	Form of Hard Rock Hotel, Inc. 1999 Performance Awards Plan

(6)10.16	Employment Agreement, dated June 19, 2003, between the Company and Kevin Kelley

12.	RATIO OF EARNINGS TO FIXED CHARGES.

12.1	Statement regarding the computation of ratio of earnings to fixed charges for the Company.

24.	POWERS OF ATTORNEY.

24.1	Power of Attorney (included in signature page).

31.	CERTIFICATIONS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)           Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 8, 2003 (File No. 333- 106863).

(6)           Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended June 30, 2003 (File No. 333-53211).

(7)           Incorporated by reference to designated exhibit to our Registration Statement on Amendment No. 1 to Form S-4, filed with the Securities and Exchange Commission on November 26, 2003 (File No. 333- 106863).

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events.  Statements containing expressions such as “believes,” “anticipates” or “expects” used in the our press releases and periodic reports on Forms  10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements.  All forward-looking statements involve risks and uncertainties.  Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results.  We caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  Such factors include, without limitation, the following:  increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the our gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the our officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the our key markets; disruption in air travel and severe and unusual weather in the our key markets; and adverse results of significant litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof.  We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.  See “Business—Risk Factors.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March 2004.

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

/s/ Peter A. Morton	Chairman,
Peter A. Morton	Chief Executive Officer, and Secretary	March 30, 2004

/s/ James D. Bowen	Chief Financial Officer,
James D. Bowen	Treasurer (Principal Accounting Officer)	March 30, 2004

/s/ Gilbert B. Friesen	Director
Gilbert B. Friesen		March 30, 2004

/s/ Stephen A. Marks	Director
Stephen A. Marks		March 30, 2004

HARD ROCK HOTEL, INC.

Independent Auditors’ Report

The Board of Directors and Shareholders of
Hard Rock Hotel, Inc.

We have audited the accompanying balance sheets of Hard Rock Hotel, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related statements of operations, shareholders’ deficiency, and cash flows for the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule for the three years in the period ended December 31, 2003, listed in the index at Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Hard Rock Hotel, Inc., at December 31, 2003 and 2002, and the results of its operations and its cash flows for the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Las Vegas, Nevada
March 30, 2004

HARD ROCK HOTEL, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$10,882	$9,139
Accounts receivable, net of allowance for doubtful accounts of $1,237 and $1,951 as of December 31, 2003 and 2002, respectively	6,554	10,035
Inventories	1,743	1,736
Prepaid expenses and other current assets	2,678	1,855
Related party receivable	—	116
Total current assets	21,857	22,881

Property and equipment, net of accumulated depreciation and amortization	166,782	165,073
Deferred income taxes	1,086	817
Other assets, net	4,352	1,815
TOTAL ASSETS	$194,077	$190,586

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$3,070	$3,564
Construction related payables	982	179
Related party payable	224	92
Accrued expenses	13,217	14,733
Interest payable	4,184	2,910
Current portion of long-term debt	2,673	1,084
Total current liabilities	24,350	22,562

Deferred income taxes	860	696
Qualified subordinated note to related party	50,037	—
Long-term debt	157,702	143,289
Total long-term liabilities	208,599	143,985
Total liabilities	232,949	166,547

Commitments and contingencies (Note 9)

Preferred stock, 9 1/4 Series A Cumulative, no par value, redeemable, 40,000 shares authorized, zero and 28,000 shares issued and outstanding as of December 31, 2003 and 2002, respectively	—	37,411
Preferred stock, 9 1/4 Series B Cumulative, no par value, redeemable, one share authorized, zero and one share issued and outstanding as of December 31, 2003 and 2002, respectively	—	25,280

Shareholders’ deficiency:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(46,380)	(46,160)
Total shareholders’ deficiency	(38,872)	(38,652)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$194,077	$190,586

The accompanying notes are an integral part of these financial statements.

HARD ROCK HOTEL, INC.

STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Revenues:
Casino	$57,562	$54,420	$49,888
Lodging	29,924	26,639	26,315
Food and beverage	45,572	41,576	38,188
Retail	8,471	8,977	8,868
Other income	7,629	7,311	7,056
Gross revenues	149,158	138,923	130,315
Less: promotional allowances	(10,653)	(10,774)	(10,103)
Net revenues	138,505	128,149	120,212

Costs and expenses:
Casino	33,053	33,368	30,917
Lodging	8,013	7,302	7,149
Food and beverage	24,219	21,904	20,311
Retail	3,725	3,934	3,867
Other	3,873	3,760	3,521
Marketing	7,627	8,058	4,519
Related party expenses	4,304	3,733	3,544
General and administrative	19,033	16,971	16,281
Depreciation and amortization	11,784	11,380	12,088
Abandonment loss	—	1,730	—
Pre-opening	69	306	—
Total costs and expenses	115,700	112,446	102,197

Income from operations	22,805	15,703	18,015

Other income (expenses):
Interest income	43	45	59
Interest expense, net	(16,558)	(13,209)	(15,186)
Loss on early extinguishment of debt	(4,258)	—	—
Other, net	(6)	(48)	(72)

Other expenses, net	(20,779)	(13,212)	(15,199)

Income before income tax benefit	2,026	2,491	2,816

Income tax benefit	100	—	—

NET INCOME	2,126	2,491	2,816

Preferred stock dividends	(2,346)	(5,436)	(4,950)
Loss applicable to common shareholders	$(220)	$(2,945)	$(2,134)

BASIC AND DILUTED NET LOSS PER SHARE:

Applicable to common shareholders	$(2.89)	$(38.74)	$(28.07)

Weighted average number of common shares outstanding	76,023	76,023	76,023

The accompanying notes are an integral part of these financial statements.

HARD ROCK HOTEL, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

(in thousands, except share amounts)

	Class A common stock		Class B common stock		Paid-in capital	Accumulated deficit	Total Shareholders’ deficiency
	Shares	Amount	Shares	Amount
Balances at January 1, 2001	12,000	$—	64,023	$—	$7,508	$(41,081)	$(33,573)

Accrued dividends on redeemable preferred stock	—	—	—	—	—	(4,950)	(4,950)

Net income	—	—	—	—	—	2,816	2,816

Balances at December 31, 2001	12,000	—	64,023	—	7,508	(43,215)	(35,707)

Accrued dividends on redeemable preferred stock	—	—	—	—	—	(5,436)	(5,436)

Net income	—	—	—	—	—	2,491	2,491

Balances at December 31, 2002	12,000	—	64,023	—	7,508	(46,160)	(38,652)

Accrued dividends on redeemable preferred stock	—	—	—	—	—	(2,346)	(2,346)

Net income	—	—	—	—	—	2,126	2,126

Balances at December 31, 2003	12,000	$—	64,023	$—	$7,508	$(46,380)	$(38,872)

The accompanying notes are an integral part of these financial statements.

HARD ROCK HOTEL, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except supplemental information)

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Cash flows from operating activities:
Net income	$2,126	$2,491	$2,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,784	11,380	12,088
Provision for bad debt	308	797	1,245
Amortization of loan fees	592	737	949
Loss on early extinguishment of debt	4,258	—	—
Abandonment loss	—	1,730	—
Loss on sale of property and equipment	6	48	72
Changes in operating assets and liabilities:
Accounts receivable	3,173	(5,387)	(121)
Inventories	(7)	(96)	225
Prepaid expenses and other current assets	(823)	(479)	82
Related party receivable	116	(116)	—
Accounts payable	(494)	1,404	(940)
Related party payable	132	(208)	63
Accrued expenses	(1,516)	3,229	(1,596)
Interest payable	1,274	(53)	(62)
Decrease (increase) in deferred income taxes	(105)	82	(203)
Net cash provided by operating activities	20,824	15,559	14,618

Cash flow from investing activities:
Purchases of property and equipment	(13,150)	(5,759)	(4,328)
Proceeds from sale of property and equipment	83	56	97
Investment in Pink Taco Corp.	—	(1,730)	—
Construction related payables	803	(1,845)	(455)
Decrease (increase) in other assets	(10)	18	280
Net cash used in investing activities	(12,274)	(9,260)	(4,406)

Cash flows from financing activities:
Net proceeds from borrowings	156,983	—	—
Other debt issuance costs	(1,320)
Payment of accrued dividends on preferred stock	(15,000)	—	—
Principal payments on long-term debt	(144,430)	(5,751)	(9,600)
Premium on early retirement of long-term debt	(3,040)	—	—
Net cash used in financing activities	(6,807)	(5,751)	(9,600)

Net increase in cash and cash equivalents	1,743	548	612
Cash and cash equivalents, beginning of year	9,139	8,591	7,979
Cash and cash equivalents, end of year	$10,882	$9,139	$8,591

Supplemental disclosures of cash flow information:
Cash paid during the period for interest (net of amount capitalized of $100, $12 and $15 in the years ended December 31, 2003, 2002 and 2001, respectively	$14,691	$12,481	$14,420
Cash paid during the period for income taxes	$100	$—	$—

Supplemental Information about Non-Cash Investing and Financing Activities:

In conjunction with the issuance of $140,000,000 of Second Lien Notes and a $40,000,000 Senior Secured Credit Facility (of which the $20,000,000 Revolving Credit Facility portion was not drawn upon as of December 31, 2003) during May 2003, issuance costs of $2,450,000 and $567,000, respectively, were withheld from the proceeds, therefrom.

During May 2003, the Company issued $50,037,000 of Qualified Subordinated Notes to related parties and redeemed and retired the 9 1/4% Series A Cumulative Preferred Stock and the 9 1/4% Series B Cumulative Preferred Stock.

The value of the Series A Cumulative Redeemable Preferred Stock increased by approximately $3,244,000 and $2,954,000 in unpaid accrued dividends for the years ended December 31, 2002 and 2001, respectively.

The value of the Series B Cumulative Redeemable Preferred Stock increased by approximately $2,192,000 and $1,996,000 in unpaid accrued dividends for the years ended December 31, 2002 and 2001, respectively.

The Company purchased $432,000, $1,441,000 and $783,000 of equipment in exchange for indebtedness for the years ended December 31, 2003, 2002 and December 31, 2001, respectively.

The accompanying notes are an integral part of these financial statements.

Hard Rock Hotel, Inc.
Notes to Financial Statements

1.             COMPANY STRUCTURE AND SIGNIFICANT ACCOUNTING POLICIES

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

Pre-Opening Costs and Expenses

Pre-opening costs incurred during 2003 in connection with the opening of the Company’s lingerie store, Love Jones, and a 4,500 “mega-suite” were charged to expense as incurred.  Pre-opening costs incurred during 2002 in connection with the start-up of the Company’s restaurant Simon Kitchen and Bar were charged to expense as incurred.

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

Advertising Costs

The Company expenses the costs of all advertising campaigns and promotions as they are incurred.  Total advertising expenses (exclusive of pre-opening) for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $2.1 million, $2.8 million and $1.8 million, respectively.  These expenses are included in marketing expenses in the accompanying statements of operations.

Interest Expense

Interest expense is shown net of capitalized interest of $100,000, $12,000 and $15,000 for the years ended December 31,2003, 2002, and 2001, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability approach required by SFAS 109.  The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company’s assets and liabilities.  Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not.  These future tax benefits are measured by applying currently enacted tax rates.  Additionally, deferred income tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes.

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

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Food and beverage	$3,781	$3,787	$3,420
Lodging	1,650	1,651	1,608
Other	361	394	365
Total costs allocated to casino operating costs	$5,792	$5,832	$5,393

Casino revenues are net of cash incentives earned in our “Backstage Pass” slot club.  For the years ended December 31, 2003, 2002 and 2001, these incentives were $0.8 million, $1.0 million and $0.8 million, respectively.

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

2.             INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2003	December 31, 2002
Retail merchandise	$674	$748
Restaurants and bars	758	860
Other inventory and operating supplies	311	128
Total inventories	$1,743	$1,736

3.             OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31, 2003	December 31, 2002
Unamortized loan fees and financing costs on the Notes and Credit Facility (Note 7), net of accumulated amortization of $286 in 2003 and $4,102 in 2002	$4,051	$1,524
China, glassware, utensils, linens and other supplies	301	291
Total other assets	$4,352	$1,815

Loan fees and other financing costs are being amortized over the life of the respective loans.  Base stocks of china, glassware, utensils and linens are being amortized using the straight-line method over three years to a base stock level of 25% of original cost, with replacements expensed at the time of purchase.

4.             PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 2003	December 31, 2002
Land	$21,015	$21,015
Buildings and improvements	166,657	163,889
Equipment, furniture and fixtures	40,738	35,797
Memorabilia	3,184	3,148
	231,594	223,849
Less: accumulated depreciation and amortization	(70,058)	(59,113)
Construction in-process	5,246	337
Total property and equipment, net	$166,782	$165,073

5.             ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2003	December 31, 2002
Accrued salaries, payroll taxes and other employee benefits	$3,121	$4,211
Outstanding gaming chips and tokens	3,025	3,446
Reserve for general liability claims	300	235
Advance room, convention and customer deposits	2,639	4,111
Accrued miscellaneous taxes	551	615
Accrued progressive jackpot and slot club payouts	830	775
Advance entertainment sales	1,247	301
Other accrued liabilities	1,504	1,039
Total accrued expenses	$13,217	$14,733

6.             AGREEMENTS WITH RELATED PARTIES

The Company entered into a twenty-five year Amended and Restated Supervisory Agreement with Peter Morton, which provides for the supervision of the development, improvement, operation, and maintenance of the Company through 2022.  Mr. Morton has the option to renew the agreement for two successive fifteen year terms.  Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to the Company.  In the event either we are or Mr. Morton is in Default (as defined in the agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default.  As part of this agreement, the Company pays to Mr. Morton a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each year.  Total supervisory fee expenses for these services for the years ended December 31, 2003, 2002 and 2001 amounted to $2,870,000,  $2,447,000 and $2,398,000, respectively.  These expenses are included in related party expenses in the accompanying statements of operations.  The unpaid amounts at December 31, 2003 and 2002 are $176,000 and $92,000, respectively, and are included in related party payable in the accompanying balance sheets.

Entities controlled by Mr. Morton have provided additional technical support services for the development, ongoing improvement and operation of the Company.  The Company reimburses these entities for all costs and expenses incurred in connection with these services, including, without limitation, employee salary and benefits and allocated overhead.  These expenses aggregated approximately $1,434,000, $1,286,000, and $1,146,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and are included in the accompanying statements of operations.  At December 31, 2003, $48,000 was due to these entities for expenses and is included in related party payable in the accompanying balance sheet.  At December 31, 2002 $116,000 was due from these entities for expenses paid in advance and is included in related party receivable in the accompanying balance sheet.

Immediately after the closing of the 8 7/8% Second Lien Notes due 2013, we paid a preferred stock dividend of $15.0 million and exchanged all of our outstanding preferred stock and remaining accrued and unpaid dividends for an aggregate principal amount of junior subordinated notes equal to approximately $50.1 million.  Our preferred stock was, and the junior subordinated notes are, held by Mr. Morton or affiliates of Mr. Morton.

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

7.             LONG-TERM DEBT

In May 2003, the Company obtained funding of approximately $137.6 million in net proceeds from the offering of $140.0 million aggregate principal amount of its 8.875% Second Lien Notes due 2013 (the “2013 Notes”) and paid additional costs of approximately $0.4 million in conjunction with this issuance in cash.  Concurrent with the execution of the 2013 Notes, the Company secured a $40 million Senior Secured Credit Facility (the “Facility”) through a group of banks at a cost of approximately $0.6 million which was withheld from the net proceeds.  The Facility consists of a $20 million, five-year senior secured term loan (the “Term Loan”) and a $20 million senior secured revolving credit facility (the “Revolving Credit Facility”).  As of December 31, 2003, the Company had $140.0 million outstanding in 2013 Notes, $20.0 million outstanding on its Term Loan and had no balance outstanding on the Revolving Credit Facility.  The 2013 Notes are contractually subordinated in right of payment to all indebtedness incurred pursuant to the Facility and the liens and security interests securing the obligations of the Company under the 2013 Notes are contractually subordinated to the liens securing the obligations of the Company under the Facility.

The net proceeds from the issuance of the 2013 Notes together with the borrowings under the Facility and cash on hand, were used to redeem and repurchase the Company’s $120.0 million 9.25% Senior Subordinated Notes due in 2005, repay the entire $18.0 million balance outstanding on its $30.0 million senior revolving credit facility, repay $1.3 million of purchase money indebtedness, to pay $15.0 million of the accrued dividends on the Company’s preferred stock, to pay costs and expenses related to the foregoing, to finance working capital and to provide liquidity to fund general and corporate purposes.  A loss on early extinguishment of debt of $4.3 million related to a $3.0 million premium paid to the holders of the Company’s 9.25% Notes which were tendered or called during May 2003 through June 2003 and due to a $1.3 million write-off of unamortized deferred debt issuance costs related to the tendered and called notes.

The Company exchanged all of its outstanding preferred stock and the remaining accrued and unpaid dividends thereon for an aggregate principal amount of junior subordinated notes equal to approximately $50.0 million (the “Junior Notes”).  Upon issuance of the Junior Notes, the Company’s preferred stock ceased to remain outstanding.

Junior Subordinated Notes

Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of December 31, 2003.

2013 Notes

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The security interest is junior to the security interest in the assets securing our obligation under our Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of December 31, 2003.

Facility

The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company is in compliance with these covenants as of December 31, 2003.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 2.75% at December 31, 2003) and aggregating 4.43% at December 31, 2003), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at December 31, 2003.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.  The Company was in compliance with these covenants as of December 31, 2003.

Maturities of the Company’s long-term debt are as follows (in thousands):

2004	$2,673
2005	5,173
2006	5,029
2007	5,000
2008	2,500
Thereafter	190,037
Total	$210,412

8.             INCOME TAXES

The following table provides an analysis of the Company’s income tax benefit (in thousands):

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Current	$6	—	—
Deferred (federal)	(106)	—	—
Income tax benefit	$(100)	—	—

Income taxes differ from the amount computed at the federal income tax statutory rate as a result of the following:

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Income tax expense (benefit) at the statutory rate	34.0%	34.0%	34.0%
Nondeductible meals and entertainment	0.4	0.1	1.2
Valuation allowance	(31.8)	(30.0)	(31.6)
Tax credits	(11.4)	(8.7)	(5.5)
Other, net	—	4.6	1.9
Effective tax rate	(8.8)%	—%	—%

The significant components of the deferred income tax assets and liabilities included in the accompanying balance sheets are as follows (in thousands):

	December 31, 2003	December 31, 2002
Deferred tax assets:		$
Accrued expenses	$1,086	817
Net operating loss and contributions carryforwards	12,531	12,642
Tax credits	1,297	1,147
Total deferred tax assets	$14,914	$14,606
Deferred tax liabilities:
Depreciation and amortization	$(3,531)	$(3,237)
Accrued expenses	(685)	495
Total deferred tax liabilities	$(4,216)	$(2,742)
Preliminary net deferred tax liability	10,698	11,864
Less: valuation allowance for deferred tax asset	(10,472)	(11,743)
Net deferred tax asset	$226	$121

In accordance with SFAS No. 109, a valuation allowance with respect to the Company’s deferred tax assets has been provided because it is not more likely than not that such deferred tax assets will not be realized.  Net operating loss carryforwards totaling approximately $36,757,000 expire between 2012 and 2023.  Alternative minimum tax credit carryforwards of approximately $226,000 may be carried forward indefinitely as a credit against regular tax.  A general business tax credit of approximately $1,017,000 may be carried forward for twenty years as a credit against regular tax.

9.             COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases equipment under operating leases expiring through 2006.  Future minimum rental payments under these operating leases by year of the Company are as follows (in thousands):

2004	240
2005	146
2006	92
2007	—
2008	—
Thereafter	—
Total future minimum rental payments	$478

Total rental expense was approximately $392,000, $529,000 and $482,000 during the years ended December 31, 2003, 2002 and 2001, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

Construction Commitment

During July 2003, the Company entered into an agreement to construct a 380 space expansion of its parking garage facility at a total cost of approximately $4.6 million.  At December 31, 2003, $4.0 million of the work had been completed and the Company had a construction payable of $0.8 million related to the contract.

During June 2003, the Company entered into agreements to convert eleven of its existing hotel rooms into a “mega-suite” of approximately 4,500 square feet with 3 bedrooms, 4 bathrooms, a dining room, a kitchen, a spa room, a billiard room and a professional style bowling alley at a total cost of approximately $2.6 million.  At December 31, 2003, the work had been completed and the Company had a construction payable of $0.1 million related to the contract.

Self-Insurance

The Company is self-insured for workers’ compensation claims, up to an annual stop loss of $200,000 per claim.  Management has established reserves it considers adequate to cover estimated future payments on claims incurred by the Company through December 31, 2003.

The Company has a partial self-insurance plan for general liability claims up to an annual stop loss per claim of $100,000 as of December 31, 2003.

Legal and Regulatory Proceeding

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of December 31, 2003.

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

During the years ended December 31, 2003, 2002 and 2001, the Company recorded approximately $1,671,000, $1,100,000, and $494,000, respectively, for these bonuses and deferred compensation agreements, in the accompanying statements of operations.

The Company maintains a 401(k) profit sharing plan whereby substantially all employees over the age of 21 who have completed one year of continuous employment and 1,000 hours of service are eligible for the plan.  Such employees joining the plan may contribute, through salary deductions, no less than 1% nor greater than 20% of their annual compensation.  The Company, at its discretion, will match 50% of the first 6% of compensation contributed by employees.  During the years ended December 31, 2003, 2002 and 2001, the Company recorded approximately $663,000, $659,000 and $647,000, respectively, for its portion of plan contributions, which are included in the accompanying statement of operations.

11.           FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s borrowings under its credit facilities approximate their fair value at December 31, 2003 and 2002, respectively.  The fair value of the Company’s long-term notes, which are publicly traded, approximated $149.8 million and $121 million at December 31, 2003 and 2002, respectively, based on published bid prices.  The fair value of the Company’s $50.0 million of Junior Notes cannot be estimated as they are held by Mr. Morton or affiliates of Mr. Morton and there is no established market nor published bid prices.

12.           PREFERRED STOCK

During May 2003, the Company paid $15.0 million of the accrued dividends on the Company’s preferred stock.  The Company exchanged all of its outstanding preferred stock and the remaining accrued and unpaid dividends thereon for an aggregate principal amount of junior subordinated notes equal to approximately $50.0 million.  Upon issuance of these Junior Notes, the Company’s preferred stock ceased to remain outstanding.

Dividends on the Preferred Stock were cumulative from the date of original issuance out of funds legally available for that purpose in cash in arrears on November 30 and May 31 of each year, whether or not declared.  Any amounts not paid in cash accumulated and compounded semi-annually at the rate of 9 1/4% per annum until paid.  The resulting liability at December 31, 2002 of approximately $9,411,000 was accrued in the accompanying balance sheet for the Series A Preferred Stock.  The resulting liability at December 31, 2002 of approximately $5,280,000 was accrued in the accompanying balance sheet for the Series B Preferred Stock.

13.           RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities”.  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” addresses consolidation by business enterprises of variable interest entities, which have certain characteristics.  In October 2003, the FASB issued a FASB Staff Position regarding this Interpretation to defer the effective date for applying the provisions of the Interpretation for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003.  The Interpretation is now generally effective for financial statements of interim or annual periods ending after December 15, 2003.  The Company has completed its evaluation of this Interpretation and has determined that there is no material impact on our financial statements as of December 31, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The Company has completed its evaluation of SFAS 149 and has determined that there is no material effect on its financial statements as of December 31, 2003 as it does not engage in derivative activities.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We adopted the standard on July 1, 2003 and there was no material effect on its financial statements as of December 31, 2003.

Hard Rock Hotel, Inc.

Schedule II - Valuation and Qualifying Accounts

Years Ended December 31, 2003, 2002 and 2001

(In Thousands)

	Balance at Beginning of period	Additions Charged to Costs and Expenses	Deductions Write-offs Net of Collections	Balance at End of Period
Year ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts:	$1,951	$308	$(1,022)	$1,237

Year ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts:	$1,904	$797	$(750)	$1,951

Year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts:	$1,080	$1,245	$(421)	$1,904

The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  As of December 31, 2003, the outstanding amount of casino markers and checks deposited and returned by the bank unpaid was approximately $0.8 million, a $0.5 million or a 38% decrease over the $1.3 million approximate balance of these types of delinquent items outstanding as of December 31, 2002.  As of December 31, 2002, the outstanding amount of casino markers and checks deposited and returned by the bank unpaid was approximately $1.3 million, a $0.6 million or a 29% decrease over the $1.9 million approximate balance of these types of delinquent items outstanding as of December 31, 2001.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1)3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2)3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(1)3.3	Second Amended and Restated By-Laws of the Company

4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(5)4.1	Indenture dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(5)4.2	Form of Global 8 7/8% Second Lien Notes due 2013 (included in Exhibit 4.1)
(5)4.3	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.
(5)4.4	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.
(5)4.5	Form of Junior Subordinated Notes.
(7)4.6	First Supplemental Indenture to Indenture, dated as of November 20, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.
(7)4.7	Second Supplemental Indenture to Indenture, dated as of November 24, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

9.	VOTING TRUST AGREEMENTS.

(1)9.1	Amendment, dated as of July 1, 1997 to Stockholder Agreement, dated August 30, 1993, among the Company and certain stockholders listed therein.

(1)9.2	Stockholder Agreement, dated as of August 30, 1993, among the Company and certain stockholders listed there in.

10.	MATERIAL CONTRACTS.

(5)10.1	Credit Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.
(5)10.2	Second Lien Notes Security Agreement, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.
(5)10.3	Second Lien Notes Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.
(5)10.4	Second Lien Notes Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.
(5)10.5	Exchange Agreement, dated as of May 30, 2003, between the Company, Peter A. Morton and Desert Rock, Inc.
(1)10.6	Amended and Restated Supervisory Agreement, dated as of October 21, 1997, between the Company and Peter A. Morton.
(3)10.7	Employment Agreement, dated November 8, 2000, between the Company and James D. Bowen.
(4)10.8	Amendment to Employment Agreement, dated September 7, 2001, between the Company and James D. Bowen.
(1)10.9	Trademark Sublicense Agreement, dated October 24, 1997, between the Company and Peter A. Morton.
(1)10.10	Amendment No. 1 to Trademark Sublicense Agreement, dated as of March 23, 1998, between the Company and Peter A. Morton.
(5)10.11	Amendment No. 2 to Trademark Sublicense Agreement, dated as of May 30, 2003, between the Company and Peter A. Morton.
(5)10.12	Security Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.
(5)10.13	Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.
(5)10.14	Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.
(5)10.15	Form of Hard Rock Hotel, Inc. 1999 Performance Awards Plan
(6)10.16	Employment Agreement, dated June 19, 2003, between the Company and Kevin Kelley

12.	RATIO OF EARNINGS TO FIXED CHARGES.

12.1	Statement regarding the computation of ratio of earnings to fixed charges for the Company.

24.	POWERS OF ATTORNEY.

24.1	Power of Attorney (included in signature page).

31.	CERTIFICATIONS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 21, 1998 (File No. 333- 53211).

(2)	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended August 31, 1999 (File No. 333-53211).

(3)	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended September 30, 2000 (File No. 333-53211).

(4)	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended September 30, 2001 (File No. 333-53211).

(5)	Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 8, 2003 (File No. 333- 106863).

(6)	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended June 30, 2003 (File No. 333-53211).

(7)

Incorporated by reference to designated exhibit to our Registration Statement on Amendment No. 1 to Form S-4, filed with the Securities and Exchange Commission on November 26, 2003 (File No. 333- 106863).