Form 10-Q
period 2004-03-31
HARD ROCK HOTEL INC
filed 2004-05-17
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Common Stock outstanding by class as of May 17, 2004

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

HARD ROCK HOTEL, INC.

Part I                    FINANCIAL INFORMATION

Item 1.                                                     Financial Statements

HARD ROCK HOTEL, INC.

CONDENSED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	March 31, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$11,531	$10,882
Accounts receivable, net of allowance for doubtful accounts of $1,400 and $1,237 as of March 31, 2004 and December 31, 2003, respectively	5,735	6,554
Inventories	1,747	1,743
Prepaid expenses and other current assets	1,786	2,678
Related party receivable	810	—
Total current assets	21,609	21,857

Property and equipment, (net)	167,613	166,782
Deferred income taxes	1,086	1,086
Other assets, (net)	4,364	4,352

TOTAL ASSETS	$194,672	$194,077

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$2,487	$3,070
Construction related payable	544	982
Related party payable	253	224
Accrued expenses	13,194	13,217
Interest payable	7,094	4,184
Current portion of long-term debt	3,923	2,673
Total current liabilities	27,495	24,350

Deferred income taxes	860	860
Long-term debt	206,445	207,739
Total long-term liabilities	207,305	208,599
Total liabilities	234,800	232,949

Commitments and contingencies:

Shareholders’ deficiency:

Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(47,636)	(46,380)
Total shareholders’ deficiency	(40,128)	(38,872)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$194,672	$194,077

The accompanying notes are an integral part of these unaudited condensed financial statements

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended March 31,
	2004	2003
Revenue:
Casino	$13,607	$14,249
Hotel	8,626	7,359
Food and beverage	11,295	11,237
Retail store	1,952	2,025
Other	1,835	1,702
Gross revenues	37,315	36,572
Less: promotional allowances	(2,822)	(2,690)
Net revenues	34,493	33,882

Costs and expenses:
Casino	9,364	8,738
Hotel	2,199	1,938
Food and beverage	6,057	5,830
Retail store	885	915
Other	965	878
Marketing, advertising and entertainment	2,291	1,081
General and administrative	4,893	4,716
Related party payments	1,187	1,079
Depreciation and amortization	3,010	2,889
Pre-opening expenses	200	12
Total costs and expenses	31,051	28,076

Income from operations	3,442	5,806

Other income (expense):
Other expense, net	—	(36)
Interest income	7	6
Interest expense	(4,705)	(3,265)

Income (loss) before benefit for income taxes	(1,256)	2,511

Income tax benefit	—	(100)
NET INCOME (loss)	(1,256)	2,611

Preferred stock dividends	—	(1,400)
Income (loss) applicable to common shareholders	$(1,256)	$1,211

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

Applicable to common shareholders	$(16.52)	$15.93

Weighted average number of common shares outstanding	76,023	76,023

The accompanying notes are an integral part of these unaudited condensed financial statements.

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except supplemental schedule)

(unaudited)

	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income (loss)	$(1,256)	$2,611
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,010	2,889
Provision for losses on accounts receivable	147	142
Amortization of bond offering fees and costs	137	185
Loss on sales of property and equipment	—	36
Changes in operating assets and liabilities
Accounts receivable	672	3,531
Inventories	(4)	333
Prepaid expenses and other current assets	892	148
Related party receivable	(810)	(259)
Deferred income taxes	—	(150)
Accounts payable	(583)	(347)
Related party payable	29	291
Accrued expenses	(23)	(4,174)
Interest payable	2,910	2,762
Net cash provided by operating activities	5,121	7,998

Cash flows (used in) investing activities:
Purchases of property and equipment	(3,841)	(786)
Construction related payables	(438)	(49)
Proceeds from sale of operating assets	––	45
Net cash (used in) investing activities	(4,279)	(790)

Cash flows (used in) financing activities:
Other debt issuance expenses	(149)	—
Payments on debt	(44)	(5,078)
Net cash (used in) financing activities	(193)	(5,078)

Net increase (decrease) in cash and cash equivalents	649	2,130
Cash and cash equivalents, beginning of period	10,882	9,139

Cash and cash equivalents, end of period	$11,531	$11,269

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, (net of amount capitalized of $100 in the period ended March 31, 2004)	$1,658	$318
Cash paid during the period for income taxes, net	$—	$—

(continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

The value of the 9 1/4% Series A Cumulative Preferred Stock increased by approximately $835,000 in unpaid accrued dividends for the three-month period ended March 31, 2003.

The value of the 9 1/4% Series B Cumulative Preferred Stock increased by approximately $565,000 in unpaid accrued dividends for the three-month period ended March 31, 2003.

The accompanying notes are an integral part of these unaudited condensed financial statements

HARD ROCK HOTEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.                                       BASIS OF PRESENTATION

Hard Rock Hotel, Inc. (the “Company”), a Nevada corporation incorporated on August 30, 1993, operates a hotel-casino in Las Vegas, Nevada (the “Resort”).  Lily Pond Investments, Inc. (“Lily Pond”), a Nevada corporation controlled and majority owned by Peter Morton, owns all of the voting shares and 93% of the non-voting shares of the Company.  Mr. Morton has granted a sublicense to the Company, pursuant to which the Company holds the exclusive right to use the “Hard Rock Hotel” trademark for the Company’s operations in Las Vegas.  These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q and they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2004.  The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2003.

2.                                       AGREEMENTS WITH RELATED PARTIES

The Company entered into a twenty-five year Amended and Restated Supervisory Agreement with Peter Morton, Chairman and Chief Executive Officer, which provides for the supervision of the development, improvement, operation, and maintenance of the Company through 2022.  Mr. Morton has the option to renew the agreement for two successive fifteen year terms.  Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to the Company.  In the event either we are or Mr. Morton is in Default (as defined in the agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default.  As part of this agreement, the Company pays to Mr. Morton a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each year.  Total supervisory fee expenses for these services for the three months ended March 31, 2004 and 2003 amounted to $678,000 and $747,000, respectively.  These expenses are included in related party expenses in the accompanying statements of operations.  The unpaid amounts at March 31, 2004 and December 31, 2003 are $253,000 and $176,000, respectively, and are included in related party payable in the accompanying balance sheets.

Entities controlled by Mr. Morton have provided additional technical support services for the development, ongoing improvement and operation of the Company.  The Company reimburses these entities for all costs and expenses incurred in connection with these services, including, without limitation, employee salary and benefits and allocated overhead.  These expenses aggregated approximately $509,000 and $332,000 for the three months ended March 31, 2004 and 2003, respectively, and are included in the accompanying statements of operations.  At March 31, 2004, $810,000 was due from these entities for expenses paid in advance and is included in related party receivable in the accompanying balance sheet.  At December 31, 2003, $48,000 was due to these entities for expenses and is included in related party payable in the accompanying balance sheet.

Our preferred stock was, and the junior subordinated notes are, held by Mr. Morton or affiliates of Mr. Morton (see Note 3 below).

3.                                       LONG-TERM DEBT

As of March 31, 2004, the Company had $140.0 million outstanding of its 8.875% Second Lien Notes due 2013 (the “2013 Notes”).  The Company also has a $40 million Senior Secured Credit Facility (the “Facility”) through a group of banks.  The Facility consists of a $20 million, five-year senior secured term loan (the “Term Loan”) and a $20 million senior secured revolving credit facility (the “Revolving Credit Facility”).  As of March 31, 2004, the Company had $20.0 million outstanding on its Term Loan and had no balance outstanding on its Revolving Credit Facility.  As of March 31, 2004, the Company also has approximately $50.0 million outstanding of junior subordinated notes (the “Junior Notes”).

2013 Notes

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The 2013 Notes are contractually subordinated in right of payment to all indebtedness incurred pursuant to the Facility.  The liens and security interests securing the obligations of the Company under the 2013 Notes are contractually subordinated to the liens securing the obligations of the Company under the Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of March 31, 2004.

Facility

Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 2.75% at March 31, 2004) and aggregating 4.4% at March 31, 2004), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at March 31, 2004.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company is in compliance with these covenants as of March 31, 2004.

Junior Subordinated Notes

Interest on the Junior Subordinated Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50%.  On January 15, 2004, the Company paid in cash $1.5 million of interest on the Junior Subordinated Notes.  This represents 50% of the accrued interest at 9.875% due as of December 31, 2003.  The remaining accrued interest was paid in kind at a rate of 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.

The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company is in compliance with these covenants as of March 31, 2004.

4.                                       LEGAL AND REGULATORY PROCEEDINGS

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of March 31, 2004.

During January 2004, the Nevada Gaming Commission served us with a complaint for disciplinary action pursuant to NRS 463.310(2) and NRS 463.312 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  The complaint contains three counts each carrying a penalty of up to $100,000.  Subsequent to March 31, 2004, the Company tentatively agreed to pay the State $300,000 related to the complaint.

5.                                       CONSTRUCTION COMMITMENT

During January 2004, the Company entered into various agreements to remodel and expand its nightclub formerly called Baby’s.  Total costs of the remodel and expansion are estimated to be between $6.5 million and $7.0 million, of which approximately $1.1 million has been paid in cash as of March 31, 2004.

During March 2004, the Company entered into various agreements to remodel its Race and Sports Book.  Total costs of the remodel are estimated to be approximately $0.7 million of which approximately $0.4 million has been paid in cash as of March 31, 2004.

Item 2.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company’s financial statements, including the notes thereto, and the other financial information appearing elsewhere herein and by the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003, which may be obtained upon request from the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events.  Statements containing expressions such as “believes,” “anticipates” or “expects” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements.  All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  Such factors include, without limitation, the following:  increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of our gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to our officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in our key markets; severe and unusual weather in our key markets; and adverse results of significant litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof.  We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based.  For more information regarding risks inherent in an investment in the Company, see the section ”Business — Risk Factors” in our Annual Report to Shareholders on Form 10-K filed with the SEC on March 30, 2004.

OVERVIEW

Our sole business is the operation of the Hard Rock Hotel and Casino in Las Vegas, NV.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2004 COMPARED TO QUARTER ENDED MARCH 31, 2003

NET REVENUES.  Net revenues increased 2% for the quarter ended March 31, 2004  to $34.5 million compared to $33.9 million for the quarter ended March 31, 2003.  The $0.6 million increase in net revenues is primarily attributable to a $1.3 million or 17% increase in hotel revenue, a $0.1 million or 8% increase in other revenues and a $0.1 million or a 1% increase in food and beverage revenue.  These increases in revenue were partially offset by a $0.6 million or 5% decrease in casino revenue, a $0.1 million or 4% decrease in retail revenue and a $0.1 million or 5% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $0.6 million decrease in casino revenues was primarily due to a $0.7 million or 7% decrease in table games revenues and a $0.1 million or 13% decrease in race and sports book revenues partially offset by a $0.1 million or 2% increase in slot machine revenues.  The decrease in table games revenues was due to a decrease in table games hold percentage offset partially by an increase in table games drop.  Table games hold percentage decreased 1.7 percentage points to 11.0% from 12.7%.  Table games drop increased $5.9 million or 8% to $81.0 million.  The average number of table games in operations increased to 93 from 91, an increase of 2 tables or 2%.  The net result of these changes in drop, hold percentage and average number of table games in operation was a decrease in win per table game per day to $1,050 from $1,164, a decrease of $114 or 10%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the quarter ended March 31, 2004 was 12.9% compared to 14.1% for the quarter ended March 31, 2003.  The decrease in race and sports book revenues was due to a decrease in race and sports handle and race and sports hold percentage.  Race and sports handle decreased $0.1 million or 2% to $5.3 million.  Race and sports hold percentage decreased 1.3 percentage points to 8.9% from 10.2%.  The increase in slot machine revenues was due to an increase in slot machine handle while hold percentage remained constant.  Slot machine handle increased $1.0 million or 1% to $88.7 million from $87.7 million.  Slot machine hold percentage remained constant at 4.8%.  The average number of slot machines in operation decreased to 557 from 559, a decrease of 2 machines or less than 1%.  The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in win per slot machine per day to $84 from $83, an increase of $1 or 1%.

HOTEL REVENUES.  The $1.3 million increase in hotel revenues to $8.6 million was primarily due to an increase in average daily rate (“ADR”) to $152 from $128 and a $0.2 million increase in miscellaneous sales, offset partially by a decrease in occupancy percentage to 91.6% from 93.0% between periods and a $0.1 million decrease in telephone sales.

FOOD AND BEVERAGE REVENUES.  The $0.1 million increase in food and beverage revenues was due to food revenues increasing by approximately $0.2 million offset partially by beverage revenues decreasing approximately $0.1 million.  Food revenues increased due primarily to a $0.2 million increase in Simon Kitchen and Bar and a $0.1 million increase in each of the Pink Taco, Mr. Lucky’s and AJ’s.  These increases in food revenues were partially offset by a $0.3 million decrease in Banquets food revenue.  Beverage revenues decreased due primarily to a $0.6 million decrease in Baby’s nightclub, due to being closed for remodeling and expansion since February 1, 2004, and a $0.1 million decrease in Banquet beverage revenue.  These decreases in beverage revenue were partially offset by a $0.1 million increase in each of Simon Kitchen and Bar, the Las Vegas Lounge, Sports Deluxe bar, Pink Taco, the service bar and in combined other outlets.

RETAIL REVENUES.  We believe the $0.1 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.

OTHER INCOME.  Other income increased $0.1 million primarily due to conversion of the Company’s video arcade to a lingerie store, Love Jones, which opened during September 2003, income from the Chevrolet Rock and Roll mobile tour, rent from Rocks Jewelry Store and various changes in other operations, each of which was less than $0.1 million.

PROMOTIONAL ALLOWANCES.  Promotional allowances increased as a percentage of casino revenues to 21% from 19%.  The increase in promotional allowances was primarily due to increased marketing, general and administrative complimentaries.

CASINO EXPENSES.  Casino expenses increased $0.6 million or 7% to $9.4 million.  The increase was primarily due to a $0.3 million increase in tickets given to customers for the Joint, a $0.2 million increase in payroll and related expenses and a $0.2 million increase in bad debt expenses related to potentially uncollectible credit extended to casino customers.  These increases were offset partially by a $0.1 million decrease in gaming taxes.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  Casino expenses as a percentage of casino revenues increased to 69% from 61%, an increase of 8 percentage points between comparative periods, 7 percentage points of which are due to the decrease in table games hold percentage.

HOTEL EXPENSES.  Hotel expenses in relation to hotel revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, decreased to 31% from 32% in the prior year due primarily to a higher ADR while total operating expenses prior to reclassifying complimentaries to casino expense increased approximately $0.4 million primarily related to a $0.2 million increase in labor and related expenses and a $0.2 million increase in laundry and amenities expenses due to upgrading their quality.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances increased to 62% from 60% in the prior year period due to fixed banquet department costs in relation to a $0.4 million or 20% decrease in banquet revenues and $0.6 million decrease in Baby’s revenue due to renovation which ran at a 63% operating profit margin in the prior year.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, remained constant at 49% between comparative periods.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income increased to 53% from 52% in the prior year period due to the opening of Love Jones lingerie store which operated at a lower margin than the arcade it replaced.

MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues increased to 19% from 16%.  The $1.4 million increase in these expenses was primarily due to a $0.5 million increase in entertainment costs associated with the Joint, a $0.5 million increase in customer promotions, a $0.5 million increase in payroll and related expenses, including management incentives and 1999 Performance Awards Plan expenses, a $0.2 million increase in related party expenses and a $0.1 million increase in insurance costs.  These increases were offset partially by a $0.4 million decrease in miscellaneous general and administrative expenses.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense increased to $3.0 million from $2.9 million between comparative periods due to the addition of various assets since March 31, 2003 including, among other assets, four full color live video LED sign systems for $1.4 million, a “mega-suite” of approximately 4,500 square feet with 3 bedrooms, 4 bathrooms, a dining room, a kitchen, a spa room, a billiard room and a professional style bowling alley for approximately $2.6 million and an addition to the parking garage of approximately $4.7 million.

INTEREST EXPENSE.  Interest expense increased to $4.7 million from $3.3 million, an increase of $1.4 million or 43%.  The increase is primarily due to the increase in outstanding borrowings, including debt issued to pay $15.0 million of accrued dividends on the Company’s preferred stock and interest on the $50.0 million of qualified subordinated debt issued in exchange for the Company’s outstanding preferred stock and remaining accrued dividends during May 2003.

INCOME TAXES.  The Company has recorded a tax benefit of $0.1 million in the quarter ended March 31, 2003  due to an adjustment of its deferred tax assets.  The Company did not have an adjustment during the quarter  ended March 31, 2004.

LOSS APPLICABLE TO COMMON SHAREHOLDERS.  Loss applicable to common shareholders was $1.3 million compared to net income of $1.2 million during the prior year period.  The decrease in net results for common shareholders was due to the factors described above in addition to a $1.4 million decrease in preferred stock dividends.  Preferred dividends decreased due to the replacement of the preferred stock and remaining accrued dividends with qualified subordinated debt during May 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended March 31, 2004 our principal sources of funds were cash on-hand at December 31, 2003, and cash provided by operating activities of $5.1 million.  The amount of cash provided by operating activities primarily includes net loss of $1.3 million, depreciation and amortization of $3.0 million, provision for losses on accounts receivable of $0.1 million, amortization of loan fees of $0.1 million and net changes in operating assets and liabilities of $3.1 million.  Other uses of funds were capital expenditures of $3.8 million, a decrease in construction payables of $0.4 million and combined debt issuance costs and payments on debt of $0.2 million.  As a result, as of March 31, 2004, we had cash and cash equivalents of $11.5 million.

During January 2004, the Company entered into various agreements to remodel and expand its nightclub formally called Baby’s.  Total costs of the remodel and expansion are estimated to be between $6.5 million and $7.0 million, of which approximately $1.1 million has been paid in cash as of March 31, 2004.

During March 2004, the Company entered into various agreements to remodel its Race and Sports Book.  Total costs of the remodel are estimated to be approximately $0.7 million of which approximately $0.4 million has been paid in cash as of March 31, 2004.

We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $20.0 million Revolving Credit Facility ($20.0 million as of March 31, 2004) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to April 1, 2005.  Our ability to raise additional funds is limited by restrictions on our financing activities under our Facility and the 2013 Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The 2013 Notes are contractually subordinated in right of payment to all indebtedness incurred pursuant to the Facility.  The liens and security interests securing the obligations of the Company under the 2013 Notes are contractually subordinated to the liens securing the obligations of the Company under the Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of March 31, 2004.

Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 2.75% at March 31, 2004) and aggregating 4.4% at March 31, 2004), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at March 31, 2004.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company is in compliance with these covenants as of March 31, 2004.

Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50%.  On January 15, 2004, the Company paid in cash $1.5 million of interest on the Junior Subordinated Notes.  This represents 50% of the accrued interest at 9.875% due as of December 31, 2003.  The remaining accrued interest was paid in kind at a rate of 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company is in compliance with these covenants as of March 31, 2004.

During January 2004, the Nevada Gaming Commission served us with a complaint for disciplinary action pursuant to NRS 463.310(2) and NRS 463.312 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  The complaint contains three counts each carrying a penalty of up to $100,000.  Subsequent to March 31, 2004, the Company tentatively agreed to pay the State $300,000 related to the complaint.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.  Currently, we have no guarantees, such as performance guarantees, keep-well agreements or indemnity.  We are not engaged in derivatives.

Contractual Obligations and Commitments

We have various contractual obligations which we record as liabilities in our consolidated financial statements.  We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received.  Additionally, we enter into contracts for goods and services such as food, inventory and entertainment.  Such liabilities are recorded as liabilities when so incurred and we expect that such contracts will generate revenue in excess of such liabilities.  As of March 31, 2004, there have been no material changes to the table of contractual obligations and commitments on our most recently filed Form 10-K except as described above related to remodeling and expanding Baby’s and remodeling the Race and Sports Book.

We made cash interest payments on long-term debt, including capitalized interest, of $1.8 million and $0.3 million during the three month periods ended March 31, 2004 and 2003, respectively.  We anticipate our cash interest payments for the remainder of 2004 to be in excess of these levels due to the timing of payments and higher average outstanding borrowings projected for the full year.  We have not made significant cash tax payments during the three month periods ended March 31, 2004 and 2003 and, due to available net operating loss and AMT tax credit carryforwards, we do not anticipate making significant cash tax payments in the remainder of 2004.  Total supervisory fee expenses for these services for the three month periods ended March 31, 2004 and 2003 amounted to $0.7 million and $0.7 million, respectively, under the Company’s 25 year Amended and Restated Supervisory Agreement with Peter Morton.  The supervisory fee is equal to two percent of annual gross revenues (as defined), net of complimentaries for each year.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes in the Company’s critical accounting policies from those described in the Company’s most recently filed Form 10-K.

Item 3.                                                     Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates.  We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments at March 31, 2004.

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

We had $20.0 million in variable rate debt outstanding at March 31, 2004 and December 31, 2003.  Based upon these variable rate debt levels, a hypothetical 10% adverse change in the effective interest rate (approximately a 44 basis point increase) would increase interest expense by approximately $0.1 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

The fair value of the Company’s $140 million of 8.875% Second Lien Notes, which are due in 2013 and are publicly traded, approximated $149.8 million at March 31, 2004 based on published bid prices.  The fair value of the Company’s $50.0 million of Junior Notes cannot be estimated as they are held by Mr. Morton or affiliates of Mr. Morton and there is no established market nor published bid prices.

Item 4.  Controls and Procedures

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

PART II    OTHER INFORMATION

Item 1.                 Legal Proceedings

During January 2004, the Nevada Gaming Commission served us with a complaint for disciplinary action pursuant to NRS 463.310(2) and NRS 463.312 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  The complaint contains three counts each carrying a penalty of up to $100,000.  Subsequent to March 31, 2004, the Company tentatively agreed to pay the State $300,000 related to the complaint.

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

(b)                                 Reports on Form 8-K

(1)           Current Report of Form 8-K, dated March 9, 2004 (date of earliest reported event), filed on March 10, 2004, for the purpose of reporting under Item 12, Hard Rock Hotel’s results of operations for the three and twelve month periods ended December 31, 2003.

(2)           Current Report on Form 8-K, dated May 5, 2004 (date of earliest event reported), filed on May 6, 2004, for the purpose of reporting under Item 12, Hard Rock Hotel’s results of operations for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARD ROCK HOTEL, INC.

Date: May 17, 2004	/s/ JAMES D. BOWEN
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