Form 10-Q
period 2004-06-30
HARD ROCK HOTEL INC
filed 2004-08-16
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Common Stock outstanding by class as of August 16, 2004

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

HARD ROCK HOTEL, INC.

Part I                    FINANCIAL INFORMATION

Item 1.                                                     Financial Statements

HARD ROCK HOTEL, INC.

CONDENSED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	June 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$12,055	$10,882
Accounts receivable, net of allowance for doubtful accounts of $1,393 and $1,237 as of June 30, 2004 and December 31, 2003, respectively	6,072	6,554
Inventories	2,069	1,743
Prepaid expenses and other current assets	2,006	2,678
Related party receivable	—	—
Total current assets	22,202	21,857

Property and equipment, (net)	168,851	166,782
Deferred income taxes	1,086	1,086
Other assets, (net)	4,282	4,352

TOTAL ASSETS	$196,421	$194,077

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$2,672	$3,070
Construction related payable	2,081	982
Related party payable	300	224
Accrued expenses	14,291	13,217
Interest payable	5,370	4,184
Current portion of long-term debt	5,173	2,673
Total current liabilities	29,887	24,350

Deferred income taxes	860	860
Long-term debt	205,152	207,739
Total long-term liabilities	206,012	208,599
Total liabilities	235,899	232,949

Commitments and contingencies:

Shareholders’ deficiency:

Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(46,986)	(46,380)
Total shareholders’ deficiency	(39,478)	(38,872)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$196,421	$194,077

The accompanying notes are an integral part of these unaudited condensed financial statements

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue:
Casino	$16,478	$13,798	$30,085	$28,047
Hotel	9,399	7,737	18,025	15,096
Food and beverage	13,718	12,161	25,013	23,398
Retail store	2,159	2,211	4,111	4,236
Other	2,449	1,985	4,284	3,687
Gross revenues	44,203	37,892	81,518	74,464
Less: promotional allowances	(3,021)	(2,915)	(5,843)	(5,605)
Net revenues	41,182	34,977	75,675	68,859

Costs and expenses:
Casino	8,108	8,011	17,472	16,749
Hotel	2,181	1,846	4,380	3,784
Food and beverage	7,002	6,272	13,059	12,102
Retail store	959	946	1,844	1,861
Other	1,193	1,003	2,158	1,881
Marketing, advertising and entertainment	3,266	2,156	5,557	3,237
General and administrative	5,808	4,682	10,701	9,398
Related party payments	1,255	1,126	2,442	2,205
Depreciation and amortization	2,923	2,887	5,933	5,776
Pre-opening expenses	321	11	521	23
Total costs and expenses	33,016	28,940	64,067	57,016

Income from operations	8,166	6,037	11,608	11,843

Other income (expense):
Other expense, net	60	(3)	60	33
Loss on early extinguishment of debt	—	4,258	—	4,258
Loss on disposal of assets	2,608	—	2,608	—
Interest income	13	9	20	15
Interest expense	4,861	3,769	9,566	7,034

Income (loss) before benefit for income taxes	650	(1,978)	(606)	533

Income tax benefit	—	—	—	100
NET INCOME (loss)	650	(1,978)	(606)	633

Preferred stock dividends	—	(946)	—	(2,346)
Income (loss) applicable to common shareholders	$650	$(2,924)	$(606)	$(1,713)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

Applicable to common shareholders	$8.55	$(38.46)	$(7.97)	$(22.53)

Weighted average number of common shares outstanding	76,023	76,023	76,023	76,023

The accompanying notes are an integral part of these unaudited condensed financial statements.

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except supplemental schedule)

(unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Cash flows from operating activities:
Net income (loss)	$(606)	$633
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,933	5,776
Provision for losses on accounts receivable	318	45
Amortization of bond offering fees and costs	263	342
Loss on sales of property and equipment	—	33
Loss on early extinguishment of debt	—	4,258
Loss on disposal of assets	2,608	—
Changes in operating assets and liabilities
Accounts receivable	164	3,071
Inventories	(326)	174
Prepaid expenses and other current assets	672	(220)
Related party receivable	—	(29)
Increase in deferred income taxes	—	(150)
Accounts payable	(398)	253
Related party payable	76	99
Accrued expenses	1,074	(1,356)
Interest payable	1,186	(1,408)
Net cash provided by operating activities	10,964	11,521

Cash flows (used in) investing activities:
Purchases of property and equipment	(10,633)	(3,845)
Construction related payables	1,099	1,056
Proceeds from sale of operating assets	23	——
Decrease in other assets	(44)	(1)
Net cash (used in) investing activities	(9,555)	(2,790)

Cash flows (used in) financing activities:
Net proceeds from borrowings	—	156,983
Other debt issuance expenses	(149)	(437)
Payment of accrued dividends on preferred stock	—	(15,000)
Principal payments on long-term debt	(87)	(144,373)
Premium on early retirement of long-term debt	—	(3,040)
Net cash (used in) financing activities	(236)	(5,867)

Net increase in cash and cash equivalents	1,173	2,864
Cash and cash equivalents, beginning of period	10,882	9,139

Cash and cash equivalents, end of period	$12,055	$12,003

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, (net of amount capitalized of $119 in the period ended June 30, 2004)	$8,117	$8,100
Cash paid during the period for income taxes, net	$—	$75

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In conjunction with the issuance of $140,000,000 of Second Lien Notes and a $40,000,000 Senior Secured Credit Facility (of which the $20,000,000 Revolving Credit Facility portion was not drawn upon as of June 30, 2004) during May 2003, issuance costs of $2,450,000 and $567,000, respectively, were withheld from the proceeds, therefrom.

During May 2003, the Company issued $50,037,000 of Qualified Subordinated Notes to related parties and redeemed and retired the 9 1/4% Series A Cumulative Preferred Stock and the 9 1/4% Series B Cumulative Preferred Stock.

The accompanying notes are an integral part of these unaudited condensed financial statements

HARD ROCK HOTEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.                                       BASIS OF PRESENTATION

Hard Rock Hotel, Inc. (the “Company”), a Nevada corporation incorporated on August 30, 1993, operates a hotel-casino in Las Vegas, Nevada (the “Resort”).  Lily Pond Investments, Inc. (“Lily Pond”), a Nevada corporation controlled and majority owned by Peter Morton, owns all of the voting shares and 93% of the non-voting shares of the Company.  Mr. Morton has granted a sublicense to the Company, pursuant to which the Company holds the exclusive right to use the “Hard Rock Hotel” trademark for the Company’s operations in Las Vegas.  These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q and they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2004.  The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2003.

2.                                       AGREEMENTS WITH RELATED PARTIES

The Company entered into a twenty-five year Amended and Restated Supervisory Agreement with Peter Morton, Chairman and Chief Executive Officer, which provides for the supervision of the development, improvement, operation, and maintenance of the Company through 2022.  Mr. Morton has the option to renew the agreement for two successive fifteen year terms.  Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to the Company.  In the event either we are or Mr. Morton is in Default (as defined in the agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default.  As part of this agreement, the Company pays to Mr. Morton a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each year.  Total supervisory fee expenses for these services for the six months ended June 30, 2004 and 2003 amounted to $1,495,000 and $1,457,000, respectively.  These expenses are included in related party expenses in the accompanying statements of operations.  The unpaid amounts at June 30, 2004 and December 31, 2003 are $237,000 and $176,000, respectively, and are included in related party payable in the accompanying balance sheets.

Entities controlled by Mr. Morton have provided additional technical support services for the development, ongoing improvement and operation of the Company.  The Company reimburses these entities for all costs and expenses incurred in connection with these services, including, without limitation, employee salary and benefits and allocated overhead.  These expenses aggregated approximately $947,000 and $748,000 for the six months ended June 30, 2004 and 2003, respectively, and are included in the accompanying statements of operations.  The unpaid amounts at June 30, 2004 and December 31, 2003 are $63,000 and $48,000, respectively, and are included in related party payable in the accompanying balance sheets.

Our preferred stock was, and the junior subordinated notes are, held by Mr. Morton or affiliates of Mr. Morton (see Note 3 below).

3.                                       LONG-TERM DEBT

As of June 30, 2004, the Company had $140.0 million outstanding of its 8.875% Second Lien Notes due 2013 (the “2013 Notes”).  The Company also has a $40 million Senior Secured Credit Facility (the “Facility”) through a group of banks.  The Facility consists of a $20 million, five-year senior secured term loan (the “Term Loan”) and a $20 million senior secured revolving credit facility (the “Revolving Credit Facility”).  As of June 30, 2004, the Company had $20.0 million outstanding on its Term Loan and had no balance outstanding on its Revolving Credit Facility.  As of June 30, 2004, the Company also has approximately $50.0 million outstanding of junior subordinated notes (the “Junior Notes”).

2013 Notes

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The 2013 Notes are contractually subordinated in right of payment to all indebtedness incurred pursuant to the Facility.  The liens and security interests securing the obligations of the Company under the 2013 Notes are contractually subordinated to the liens securing the obligations of the Company under the Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of June 30, 2004.

Facility

Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 3.00% at June 30, 2004) and aggregating 4.4% at June 30, 2004), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at June 30, 2004.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company is in compliance with these covenants as of June 30, 2004.

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

The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company is in compliance with these covenants as of June 30, 2004.

4.                                       LEGAL AND REGULATORY PROCEEDINGS

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of June 30, 2004.

During January 2004, the Nevada Gaming Commission served us with a complaint for disciplinary action pursuant to NRS 463.310(2) and NRS 463.312 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  The complaint contains three counts each carrying a penalty of up to $100,000.  The Company is in the process of trying to negotiate a settlement; however, if a settlement cannot be reached, the matter is scheduled to be presented to the Nevada Gaming Commission during September 2004.

5.                                       CONSTRUCTION COMMITMENT

During January 2004, the Company entered into various agreements to remodel and expand its nightclub formerly called Baby’s.  Total costs of the remodel and expansion are estimated to be between $6.5 million and $7.1 million, of which approximately $5.2 million has been paid in cash as of June 30, 2004.

During March 2004, the Company entered into various agreements to remodel its Race and Sports Book.  Total costs of the remodel are estimated to be approximately $0.7 million of which approximately $0.5 million has been paid in cash as of June 30, 2004.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003

NET REVENUES.  Net revenues increased 18% for the quarter ended June 30, 2004 to $41.2 million compared to $35.0 million for the quarter ended June 30, 2003.  The $6.2 million increase in net revenues is primarily attributable to a $2.7 million or 19% increase in casino revenue, a $1.7 million or 21% increase in hotel revenue, a $1.6 million or a 13% increase in food and beverage revenue and a $0.5 million or 23% increase in other revenues.  These increases in revenue were partially offset by a $0.1 million or 2% decrease in retail revenue and a $0.1 million or 4% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $2.7 million increase in casino revenues was primarily due to a $2.5 million or 27% increase in table games revenues and a $0.2 million or 4% increase in slot machine revenues.  The increase in table games revenues was due to an increase in table games hold percentage and an increase in table games drop.  Table games hold percentage increased 3.0 percentage points to 15.6% from 12.6%.  Table games drop increased $1.6 million or 2% to $75.0 million from $73.4 million.  The average number of table games in operations increased to 93 from 91, an increase of 2 tables or 2%.  The net result of these changes in drop, hold percentage and average number of table games in operation was an increase in win per table game per day to $1,387 from $1,112, an increase of $275 or 25%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the quarter ended June 30, 2004 was 18.0% compared to 14.6% for the quarter ended June 30, 2003.  The increase in slot machine revenues was due to an increase in slot machine hold percentage partially offset by a decrease in slot machine handle.  Slot machine hold percentage increased 0.7 percentage points to 5.2% from 4.5%.  Slot machine handle decreased $10.4 million or 11% to $84.6 million from $95.0 million.  The average number of slot machines in operation decreased to 546 from 564, a decrease of 18 machines or 3%.  The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in win per slot machine per day to $89 from $83, an increase of $6 or 7%.

HOTEL REVENUES.  The $1.7 million increase in hotel revenues to $9.4 million was primarily due to an increase in average daily rate (“ADR”) to $157 from $129.  Hotel occupancy increased slightly to 97.4% from 97.1% between periods.

FOOD AND BEVERAGE REVENUES.  The $1.6 million increase in food and beverage revenues was due to food revenues increasing by approximately $1.0 million and beverage revenues increasing by approximately $0.6 million.  Food revenues increased due primarily to a $0.4 million increase in Banquet food revenue, a $0.2 million increase in Simon Kitchen and Bar, a $0.2 million increase in Pink Taco and a $0.1 increase in AJ’s.  Every food outlet had an increase in revenue year over year.  Beverage revenues increased due primarily to a $0.3 million increase in Beach Club Bar, a $0.3 million increase in Casino Bars and a $0.1 million increase in each of Simon Kitchen and Bar, the Joint, Sports Deluxe bar and Pink Taco.  These increases in beverage revenues were partially offset by a decrease of $0.3 million in Body English nightclub, due to being closed for remodeling and expansion from February 1, 2004 to May 28, 2004.

RETAIL REVENUES.  We believe the $0.1 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.

OTHER INCOME.  Other income increased $0.4 million primarily due to a $0.1 million increase in each of Rock Spa, Love Jones, Sundry Store and the Beach Club.

PROMOTIONAL ALLOWANCES.  Promotional allowances decreased as a percentage of casino revenues to 18% from 21%.  The increase in promotional expense of $0.1 million was due to increased casino revenue.

CASINO EXPENSES.  Casino expenses increased $0.1 million or 1% to $8.1 million.  The increase was primarily due to a $0.3 million increase in gaming taxes, a $0.1 million increase in payroll and related expenses and a $0.1 million increase in bad debt expenses related to potentially uncollectible credit extended to casino customers.  These increases were offset partially by a $0.2 million decrease in discounts, a $0.1 million decrease in customer reimbursed travel and a $0.1 million decrease in junket representative fees.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  Casino expenses as a percentage of casino revenues decreased to 49% from 58%, a decrease of 9 percentage points between comparative periods due to the table games hold percentage increasing which does not have a direct impact on costs.

HOTEL EXPENSES.  Hotel expenses in relation to hotel revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, decreased to 28% from 30% in the prior year due primarily to a higher ADR while total operating expenses prior to reclassifying complimentaries to casino expense increased approximately $0.4 million primarily related to a $0.1 million increase in labor and related expenses and a $0.2 million increase in laundry and amenities expenses due to upgrading their quality.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances decreased to 59% from 60% in the prior year period due to fixed banquet department costs in relation to a $0.4 million increase in banquet revenue offset by an increase in professional fees with the opening of Body English Nightclub.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances increased to 49% from 47% due to a shift in merchandise being sold from logo tee shirts to brand name merchandise.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income decreased to 49% from 51% in the prior year period due to an increase in sponsorship in our outlets.

MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues increased to 21% from 18%.  The $2.2 million increase in these expenses was primarily due to a $0.7 million increase in customer promotions primarily due to an increase in the cost of producing the three day broadcast of the Howard Stern Show in the current year period, a $0.3 million increase in entertainment costs associated with the Joint primarily due to a $0.2 million increase in artists’ fees and a $0.1 million increase in concert promoter fees, a $0.4 million increase in payroll and related expenses, including management incentives and 1999 Performance Awards Plan expenses, a $0.2 million increase in miscellaneous expense due to a reserve for a potential IRS fine, a $0.2 million increase in guest claims expense, a $0.1 million increase in contract services, a $0.1 million increase in legal costs and a $0.1 million increase in insurance costs.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization remained constant at $2.9 million between comparative periods.

INTEREST EXPENSE.  Interest expense increased to $4.9 million from $3.8 million, an increase of $1.1 million or 29%.  The increase is primarily due to the increase in outstanding borrowings, including debt issued to pay $15.0 million of accrued dividends on the Company’s preferred stock and interest on the $50.0 million of qualified subordinated debt issued in exchange for the Company’s outstanding preferred stock and remaining accrued dividends during May 2003.

LOSS ON EARLY EXTINGUISHMENT OF DEBT.  Loss on early extinguishments of debt is related to the $3.0 million premium paid to the holders of the Company’s 9 1/4% Notes due 2005 (the “Notes”) which were tendered or called during the three-month period ended June 30, 2003 and due to a $1.3 million write-off of unamortized deferred debt issuance costs related to the tendered and called Notes.

LOSS ON DISPOSAL OF ASSETS.  During May 2004, the Company opened a new nightclub called Body English.  This club replaced Baby’s Nightclub.  The loss included approximately $2.6 million of building improvement and equipment costs.

INCOME TAXES.  The Company did not have income tax expense during the quarter ended June 30, 2004 due to being able to offset 100% of its income with net operating loss carryforwards (“NOL”) from previous periods against which a valuation allowance has been placed.  The Company did not record a tax benefit for the quarter ended June 30, 2003 as a result of placing a valuation allowance against its net operating loss carryforward generated.

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS.  Net Income applicable to common shareholders was $0.7 million compared to a loss of $2.9 million during the prior year period.  The increase in net results for common shareholders was due to the factors described above in addition to a $0.9 million decrease in preferred stock dividends.  Preferred dividends decreased due to the replacement of the preferred stock and remaining accrued dividends with qualified subordinated debt during May 2003.

SIX-MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX-MONTHS ENDED JUNE 30, 2003

NET REVENUES.  Net revenues increased 10% for the six-month period ended June 30, 2004 to $75.7 million compared to $68.9 million for the six months ended June 30, 2003.  The $6.8 million increase in net revenues is primarily attributable to a $2.0 million or 7% increase in casino revenue, a $2.9 million or 19% increase in hotel revenue, a $1.6 million or a 7% increase in food and beverage revenue and a $0.6 million or 16% increase in other revenues.  These increases in revenue were partially offset by a $0.1 million or 3% decrease in retail revenue and a $0.2 million or 4% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $2.0 million increase in casino revenues was primarily due to a $1.8 million or 10% increase in table games revenues and a $0.2 million or 3% increase in slot machine revenues.  The increase in table games revenues was due to an increase in table games hold percentage and an increase in table games drop.  Table games hold percentage increased 0.6 percentage points to 13.2% from 12.6%.  Table games drop increased $7.5 million or 5% to $155.9 million from $148.4 million.  The average number of table games in operations increased to 93 from 91, an increase of 2 tables or 2%.  The net result of these changes in drop, hold percentage and average number of table games in operation was an increase in win per table game per day to $1,216 from $1,138, an increase of $78 or 7%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the six-month period ended June 30, 2004 was 15.4% compared to 14.3% for the six-month period ended June 30, 2003.  The increase in slot machine revenues was due to an increase in slot machine hold percentage partially offset by a decrease in slot machine handle.  Slot machine hold percentage increased 0.4 percentage points to 5.0% from 4.6%.  Slot machine handle decreased $9.4 million or 5% to $173.3 million from $182.7 million.  The average number of slot machines in operation decreased to 551 from 562, a decrease of 11 machines or 2%.  The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in win per slot machine per day to $87 from $83, an increase of $4 or 4%.

HOTEL REVENUES.  The $2.9 million increase in hotel revenues to $18.0 million was primarily due to an increase in average daily rate (“ADR”) to $155 from $129.  Hotel occupancy decreased slightly to 94.5% from 95.1% between periods.

FOOD AND BEVERAGE REVENUES.  The $1.6 million increase in food and beverage revenues was due to food revenues increasing by approximately $1.1 million and beverage revenues increasing by approximately $0.5 million.  Food revenues increased due primarily to a $0.4 million increase in Simon Kitchen and Bar, a $0.2 million increase in Pink Taco, a $0.1 million increase in each of Mr. Lucky’s, AJ’s, Starbucks and Banquet food revenue.  Every food outlet had an increase in revenue year over year.  Beverage revenues increased due primarily to a $0.3 million increase in Beach Club Bar, a $0.6 million increase in Casino Bars, a $0.2 million increase in Simon Kitchen and Bar, a $0.2 million increase in Pink Taco and a $0.1 million increase in Room Service.  These increases in beverage revenues were partially offset by a decrease of $0.9 million in Body English nightclub, due to being closed for remodeling and expansion from February 1, 2004 to May 28, 2004 and a $0.1 million decrease in Banquet revenue.

RETAIL REVENUES.  We believe the $0.1 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.

OTHER INCOME.  Other income increased $0.6 million primarily due to a $0.3 million increase in Love Jones and a $0.1 million increase in each of Rock Spa, Sundry Store and the Beach Club.

PROMOTIONAL ALLOWANCES.  Promotional allowances decreased as a percentage of casino revenues to 19% from 20%.  The increase in promotional of $0.2 million was due to increased casino revenue.

CASINO EXPENSES.  Casino expenses increased $0.7 million or 4% to $17.5 million.  The increase was primarily due to a $0.3 million increase in payroll and related expenses, a $0.2 million increase in bad debt expenses related to potentially uncollectible credit extended to casino customers, a $0.1 million increase in tickets given to customers for the Joint, a $0.1 million increase in customer gifts, a $0.1 million increase in food and beverage comps redeemed in outlets that are not owed by the Company, a $0.1 million increase in customer reimbursed travel and a $0.1 million increase in gaming taxes.  These increases were offset partially by a $0.2 million decrease in discounts and a $0.1 million decrease in junket representative fees.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  Casino expenses as a percentage of casino revenues decreased to 58% from 60%, a decrease of 2 percentage points between comparative periods due to the table games hold percentage increasing which does not have a direct impact on costs.

HOTEL EXPENSES.  Hotel expenses in relation to hotel revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, decreased to 30% from 31% in the prior year due primarily to a higher ADR while total operating expenses prior to reclassifying complimentaries to casino expense increased approximately $0.7 million primarily related to a $0.2 million increase in labor and related expenses, a $0.4 million increase in laundry and amenities expenses due to upgrading their quality and a $0.1 million increase in professional services.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances remained constant at 60%.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances increased to 49% from 48% in the prior year due to a shift in merchandise being sold from logo tee shirts to brand name merchandise.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income decreased to 50% from 51% in the prior year period due to an increase in sponsorship in our outlets.

MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues increased to 20% from 17%.  The $3.6 million increase in these expenses was primarily due to a $1.1 million increase in customer promotions, a $0.9 million increase in entertainment costs associated with the Joint, a $0.9 million increase in payroll and related expenses, including management incentives and 1999 Performance Awards Plan expenses, a $0.2 million increase in guest claims expense, a $0.2 million increase in insurance costs, a $0.1 million increase in contract services, a $0.1 million increase in legal costs, a $0.1 million increase in donations and a $0.1 million increase in taxes.  These costs were slightly offset by a decrease of $0.2 in miscellaneous expense due to severance that was accrued for in the prior year.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense increased to $5.9 million from $5.8 million between comparative periods due to the addition of various assets since March 31, 2003 including, among other assets, four full color live video LED sign systems for $1.4 million, a “mega-suite” of approximately 4,500 square feet with 3 bedrooms, 4 bathrooms, a dining room, a kitchen, a spa room, a billiard room and a professional style bowling alley for approximately $2.6 million and an addition to the parking garage of approximately $4.7 million.

INTEREST EXPENSE.  Interest expense increased to $9.6 million from $7.0 million, an increase of $2.5 million or 36%.  The increase is primarily due to the increase in outstanding borrowings, including debt issued to pay $15.0 million of accrued dividends on the Company’s preferred stock and interest on the $50.0 million of qualified subordinated debt issued in exchange for the Company’s outstanding preferred stock and remaining accrued dividends during May 2003.

LOSS ON EARLY EXTINGUISHMENT OF DEBT.  Loss on early extinguishments of debt is related to the $3.0 million premium paid to the holders of the Company’s 9 ¼% Notes due 2005 (the “Notes”) which were tendered or called during the three-month period ended June 30, 2003 and due to a $1.3 million write-off of unamortized deferred debt issuance costs related to the tendered and called Notes.

LOSS ON DISPOSAL OF ASSETS.  During May 2004, the Company opened a new nightclub called Body English.  This club replaced Baby’s Nightclub.  The loss included approximately $2.6 million of building improvement and equipment costs.

INCOME TAXES.  The Company has recorded a tax benefit of $0.1 million in the six months ended June 30, 2003 due to an adjustment of its deferred tax assets.  The Company did not have an adjustment during the six months ended June 30, 2004 and has not recorded a tax benefit as a result of placing a valuation allowance against net operating losses generated during the period.

LOSS APPLICABLE TO COMMON SHAREHOLDERS.  Loss applicable to common shareholders was $0.6 million compared to a loss of $1.7 million during the prior year period.  The decrease in net results for common shareholders was due to the factors described above in addition to a $2.3 million decrease in preferred stock dividends.  Preferred dividends decreased due to the replacement of the preferred stock and remaining accrued dividends with qualified subordinated debt during May 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended June 30, 2004 our principal sources of funds were cash on-hand at December 31, 2003, and cash provided by operating activities of $11.0 million.  The amount of cash provided by operating activities primarily includes net loss of $0.6 million, depreciation and amortization of $5.9 million, provision for losses on accounts receivable of $0.3 million, amortization of loan fees of $0.3 million, loss on disposal of assets of $2.6 million and net changes in operating assets and liabilities of $2.5 million.  Other sources and uses of funds were capital expenditures of $10.6 million, a decrease in construction payables of $1.1 million and combined debt issuance costs and payments on debt of $0.2 million.  As a result, as of June 30, 2004, we had cash and cash equivalents of $12.1 million.

During January 2004, the Company entered into various agreements to remodel and expand its nightclub formerly called Baby’s.  Total costs of the remodel and expansion are estimated to be between $6.5 million and $7.1 million, of which approximately $5.2 million has been paid in cash as of June 30, 2004.

During March 2004, the Company entered into various agreements to remodel its Race and Sports Book.  Total costs of the remodel are estimated to be approximately $0.7 million of which approximately $0.5 million has been paid in cash as of June 30, 2004.

We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $20.0 million Revolving Credit Facility ($20.0 million as of June 30, 2004) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to July 1, 2005.  Our ability to raise additional funds is limited by restrictions on our financing activities under our Facility and the 2013 Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The 2013 Notes are contractually subordinated in right of payment to all indebtedness incurred pursuant to the Facility.  The liens and security interests securing the obligations of the Company under the 2013 Notes are contractually subordinated to the liens securing the obligations of the Company under the Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of June 30, 2004.

Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 3.00% at June 30, 2004) and aggregating 4.4% at June 30, 2004), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at June 30, 2004.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company is in compliance with these covenants as of June 30, 2004.

Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50%.  On January 15, 2004, the Company paid in cash $1.5 million of interest on the Junior Subordinated Notes.  This represents 50% of the accrued interest at 9.875% due as of December 31, 2003.  The remaining accrued interest was paid in kind at a rate of 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company is in compliance with these covenants as of June 30, 2004.

During January 2004, the Nevada Gaming Commission served us with a complaint for disciplinary action pursuant to NRS 463.310(2) and NRS 463.312 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  The complaint contains three counts each carrying a penalty of up to $100,000.  The Company is in the process of trying to negotiate a settlement; however, if a settlement cannot be reached, the matter is scheduled to be presented to the Nevada Gaming Commission during September 2004.

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

Contractual Obligations and Commitments

We have various contractual obligations which we record as liabilities in our consolidated financial statements.  We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received.  Additionally, we enter into contracts for goods and services such as food, inventory and entertainment.  Such liabilities are recorded as liabilities when so incurred and we expect that such contracts will generate revenue in excess of such liabilities.  As of June 30, 2004, there have been no material changes to the table of contractual obligations and commitments in our most recently filed Form 10-K except as described above related to remodeling and expanding Baby’s and remodeling the Race and Sports Book.

We made cash interest payments on long-term debt, including capitalized interest, of $8.1 million in each of the six month periods ended June 30, 2004 and 2003, respectively.  We anticipate our cash interest payments for the remainder of 2004 to be in excess of these levels due to the timing of payments and higher average outstanding borrowings projected for the full year.  We have not made significant cash tax payments during the six month periods ended June 30, 2004 and 2003 and, due to available net operating loss and AMT tax credit carryforwards, we do not anticipate making significant cash tax payments in the remainder of 2004.  Total supervisory fee expenses for these services for the six month periods ended June 30, 2004 and 2003 amounted to $1.5 million and $1.5 million, respectively, under the Company’s 25 year Amended and Restated Supervisory Agreement with Peter Morton.  The supervisory fee is equal to two percent of annual gross revenues (as defined), net of complimentaries for each year.

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

Item 3.                                                     Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates.  We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments at June 30, 2004.

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

We had $20.0 million in variable rate debt outstanding at June 30, 2004 and December 31, 2003.  Based upon these variable rate debt levels, a hypothetical 10% adverse change in the effective interest rate (approximately a 44 basis point increase) would increase interest expense by approximately $0.1 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

The fair value of the Company’s $140 million of 8.875% Second Lien Notes, which are due in 2013 and are publicly traded, approximated $144.2 million at June 30, 2004 based on published bid prices.  The fair value of the Company’s $50.0 million of Junior Notes cannot be estimated as they are held by Mr. Morton or affiliates of Mr. Morton and there is no established market nor published bid prices.

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

PART II OTHER INFORMATION

Item 1.                                                   Legal Proceedings

During January 2004, the Nevada Gaming Commission served us with a complaint for disciplinary action pursuant to NRS 463.310(2) and NRS 463.312 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  The complaint contains three counts each carrying a penalty of up to $100,000.  The Company is in the process of trying to negotiate a settlement; however, if a settlement cannot be reached, the matter is scheduled to be presented to the Nevada Gaming Commission during September 2004.

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

(b)                                 Reports on Form 8-K

(1)                                  Current Report on Form 8-K, dated May 5, 2004 (date of earliest event reported), filed on May 6, 2004, for the purpose of reporting under Item 12, Hard Rock Hotel’s results of operations for the three month period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARD ROCK HOTEL, INC.

Date: August 16, 2004	/s/ JAMES D. BOWEN
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