Form 10-Q
period 2004-09-30
HARD ROCK HOTEL INC
filed 2004-11-15
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Common Stock outstanding by class as of November 15, 2004

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

HARD ROCK HOTEL, INC.

Part I       FINANCIAL INFORMATION

Item 1.                                                     Financial Statements

HARD ROCK HOTEL, INC.

CONDENSED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	September 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$16,837	$10,882
Accounts receivable, net of allowance for doubtful accounts of $1,068 and $1,237 as of September 30, 2004 and December 31, 2003, respectively	5,795	6,554
Inventories	1,781	1,743
Prepaid expenses and other current assets	2,126	2,678
Related party receivable	299	—
Total current assets	26,838	21,857

Property and equipment, (net)	169,430	166,782
Deferred income taxes	1,086	1,086
Other assets, (net)	4,144	4,352

TOTAL ASSETS	$201,498	$194,077

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$2,598	$3,070
Construction related payable	120	982
Related party payable	307	224
Accrued expenses	15,085	13,217
Interest payable	5,347	4,184
Current portion of long-term debt	6,423	2,673
Total current liabilities	29,880	24,350

Deferred income taxes	860	860
Long-term debt	206,859	207,739
Total long-term liabilities	207,719	208,599
Total liabilities	237,599	232,949

Commitments and contingencies:

Shareholders’ deficiency:

Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(43,609)	(46,380)
Total shareholders’ deficiency	(36,101)	(38,872)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$201,498	$194,077

The accompanying notes are an integral part of these unaudited condensed financial statements

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue:
Casino	$14,165	$15,225	$44,250	$43,272
Hotel	9,303	8,015	27,328	23,111
Food and beverage	14,849	12,406	39,862	35,804
Retail store	1,931	2,256	6,042	6,492
Other	2,346	2,123	6,630	5,810
Gross revenues	42,594	40,025	124,112	114,489
Less: promotional allowances	(2,978)	(2,787)	(8,821)	(8,392)
Net revenues	39,616	37,238	115,291	106,097

Costs and expenses:
Casino	8,114	8,281	25,586	25,030
Hotel	2,328	1,981	6,708	5,765
Food and beverage	7,736	6,474	20,795	18,576
Retail store	859	958	2,703	2,819
Other	1,228	1,076	3,386	2,957
Marketing, advertising and entertainment	1,552	2,314	7,109	5,551
General and administrative	6,040	5,293	16,741	14,691
Related party expenses	1,287	1,071	3,729	3,276
Depreciation and amortization	2,421	2,990	8,354	8,766
Pre-opening expenses	9	37	530	60
Total costs and expenses	31,574	30,475	95,641	87,491

Income from operations	8,042	6,763	19,650	18,606

Other income (expense):
Other, net	1	53	(59)	20
Loss on early extinguishment of debt	—	—	—	(4,258)
Loss on disposal of assets	—	—	(2,608)	—
Interest income	22	12	42	27
Interest expense	(4,688)	(4,940)	(14,254)	(11,974)

Income before benefit for income taxes	3,377	1,888	2,771	2,421

Income tax benefit	—	—	—	100
NET INCOME	3,377	1,888	2,771	2,521

Preferred stock dividends	—	—	—	(2,346)
Income applicable to common shareholders	$3,377	$1,888	$2,771	$175

BASIC AND DILUTED NET INCOME PER SHARE:

Applicable to common shareholders	$44.42	$24.83	$36.45	$2.30

Weighted average number of common shares outstanding	76,023	76,023	76,023	76,023

The accompanying notes are an integral part of these unaudited condensed financial statements.

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except supplemental schedule)

(unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Cash flows from operating activities:
Net income	$2,771	$2,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,354	8,766
Provision for losses on accounts receivable	25	223
Amortization of bond offering fees and costs	390	462
Interest paid in kind on Junior Subordinated Notes	3,000	—
Loss on sales of property and equipment	—	(20)
Loss on early extinguishment of debt	—	4,258
Loss on disposal of assets	2,608	—
Changes in operating assets and liabilities
Accounts receivable	734	3,681
Inventories	(38)	210
Prepaid expenses and other current assets	552	29
Related party receivable	(299)	(272)
Increase in deferred income taxes	—	(150)
Accounts payable	(472)	(130)
Related party payable	83	152
Accrued expenses	1,868	(1,352)
Interest payable	1,163	3,256
Net cash provided by operating activities	20,739	21,634

Cash flows (used in) investing activities:
Purchases of property and equipment	(13,671)	(9,765)
Construction related payables	(862)	1,351
Proceeds from sale of operating assets	61	35
Increase in other assets	(33)	(13)
Net cash (used in) investing activities	(14,505)	(8,392)

Cash flows (used in) financing activities:
Net proceeds from borrowings	—	157,385
Other debt issuance expenses	(149)	(1,191)
Payment of accrued dividends on preferred stock	—	(15,000)
Principal payments on long-term debt	(130)	(144,373)
Premium on early retirement of long-term debt	—	(3,040)
Net cash (used in) financing activities	(279)	(6,219)

Net increase in cash and cash equivalents	5,955	7,023
Cash and cash equivalents, beginning of period	10,882	9,139

Cash and cash equivalents, end of period	$16,837	$16,162

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, (net of amount capitalized of $189 in the period ended September 30, 2004)	$12,701	$8,256
Cash paid during the period for income taxes, net	$—	$100

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In accordance with the terms of the Junior Subordinated Notes, the Company paid interest in kind of $3,000,000 during the nine month period ended September 30, 2004 and increased the principal amount of the Junior Subordinated Notes.

In conjunction with the issuance of $140,000,000 of Second Lien Notes and a $40,000,000 Senior Secured Credit Facility (of which the $20,000,000 Revolving Credit Facility portion was not drawn upon as of September 30, 2004) during May 2003, issuance costs of $2,450,000 and $567,000, respectively, were withheld from the proceeds.

During May 2003, the Company issued $50,037,000 of Qualified Subordinated Notes to related parties and redeemed and retired the 9 1/4% Series A Cumulative Preferred Stock and the 9 1/4% Series B Cumulative Preferred Stock.

The accompanying notes are an integral part of these unaudited condensed financial statements

HARD ROCK HOTEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.                                       BASIS OF PRESENTATION

Hard Rock Hotel, Inc. (the “Company”), a Nevada corporation incorporated on August 30, 1993, operates a hotel-casino in Las Vegas, Nevada (the “Resort”).  Lily Pond Investments, Inc. (“Lily Pond”), a Nevada corporation controlled and majority owned by Peter Morton, owns all of the voting shares and 93% of the non-voting shares of the Company.  Mr. Morton has granted a sublicense to the Company, pursuant to which the Company holds the exclusive right to use the “Hard Rock Hotel” trademark for the Company’s operations in Las Vegas.  These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q and they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2004.  The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2003.

2.                                       AGREEMENTS WITH RELATED PARTIES

The Company entered into a twenty-five year Amended and Restated Supervisory Agreement with Peter Morton, Chairman and Chief Executive Officer, which provides for the supervision of the development, improvement, operation, and maintenance of the Company through 2022.  Mr. Morton has the option to renew the agreement for two successive fifteen year terms.  Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to the Company.  In the event either we are or Mr. Morton is in Default (as defined in the Supervisory Agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default.  As part of this agreement, the Company pays to Mr. Morton a supervisory fee equal to two percent of annual gross revenues (as defined in the Supervisory Agreement), net of complimentaries for each year.  Total supervisory fee expenses for these services for the nine months ended September 30, 2004 and 2003 amounted to $2,333,000 and $2,216,000, respectively.  These expenses are included in related party expenses in the accompanying statements of operations.  The unpaid amounts at September 30, 2004 and December 31, 2003 are $307,000 and $176,000, respectively, and are included in related party payable in the accompanying balance sheets.

Entities controlled by Mr. Morton have provided additional technical support services for the development, ongoing improvement and operation of the Company.  The Company reimburses these entities for all costs and expenses incurred in connection with these services, including, without limitation, employee salary and benefits and allocated overhead.  These expenses aggregated approximately $1,396,000 and $1,060,000 for the nine months ended September 30, 2004 and 2003, respectively, and are included in the accompanying statements of operations.  At September 30, 2004, $234,000 was due from these entities for expenses paid in advance and is included in related party receivable in the accompanying balance sheet.  At December 31, 2003, $48,000 was due to these entities for expenses and is included in related party payable in the accompanying balance sheet.

The Company provides technical support services and pays certain overhead expenses for the development and operation of PM Realty, LLC, an development entity owned by Mr. Morton.  PM Realty, LLC is to reimburse the Company for all of these costs and expenses which aggregated approximately $65,000 for the nine months ended September 30, 2004 and all of which are included in related party receivable as of September 30, 2004.

Our preferred stock was, and a substantial portion of the junior subordinated notes are, held by Mr. Morton or affiliates of Mr. Morton (see Note 3 below).

3.                                       LONG-TERM DEBT

As of September 30, 2004, the Company had $140.0 million outstanding of its 8.875% Second Lien Notes due 2013 (the “2013 Notes”).  The Company also has a $40 million Senior Secured Credit Facility (the “Facility”) through a group of banks.  The Facility consists of a $20 million, five-year senior secured term loan (the “Term Loan”) and a $20 million senior secured revolving credit facility (the “Revolving Credit Facility”).  As of September 30, 2004, the Company had $20.0 million outstanding on its Term Loan and had no balance outstanding on its Revolving Credit Facility.  As of September 30, 2004, the Company also has approximately $53.0 million outstanding of junior subordinated notes (the “Junior Notes”) including $3.0 million of interest paid in kind during the nine month period ended September 30, 2004.

2013 Notes

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The 2013 Notes are contractually subordinated in right of payment to all indebtedness incurred pursuant to the Facility.  The liens and security interests securing the obligations of the Company under the 2013 Notes are contractually subordinated to the liens securing the obligations of the Company under the Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of September 30, 2004.

Facility

Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 2.75% at September 30, 2004) and aggregating 4.4% at September 30, 2004), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at September 30, 2004.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company was in compliance with these covenants as of September 30, 2004.

Junior Subordinated Notes

Interest on the Junior Subordinated Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50% and increases the principal amount of the Junior Subordinated Notes.  On January 15, 2004, the Company paid in cash $1.5 million of interest on the Junior Subordinated Notes.  This represents 50% of the accrued interest at 9.875% due as of December 31, 2003.  The remaining $1.6 million of accrued interest was paid in kind at a rate of 10.50%.  On July 15, 2004, the Company paid in cash $1.4 million of interest on the Junior Subordinated Notes.  This represents 50% of the accrued interest at 9.875% due as of June 30, 2004.  The remaining $1.4 million of accrued interest was paid in kind at a rate of 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.

The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of September 30, 2004.

4.                                       LEGAL AND REGULATORY PROCEEDINGS

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of September 30, 2004.

During January 2004, the Nevada Gaming Commission served us with a complaint for disciplinary action pursuant to NRS 463.310(2) and NRS 463.312 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  The complaint contained three counts, each carrying a penalty of up to $100,000.  Two of the counts were dismissed.  Subsequent to September 30, 2004, the Company settled the remaining count and agreed to pay a $100,000 penalty to the Nevada Gaming Commission.

5.                                       CONSTRUCTION COMMITMENT

During April 2004, the Company entered into various agreements to install new televisions in the guest hotel rooms.  Total costs of the project are estimated to be $1.9 million of which $0.9 million has been paid in cash as of September 30, 2004.

Item 2.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company’s financial statements, including the notes thereto, and the other financial information appearing elsewhere herein and the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003, which may be obtained upon request from the Company.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003

NET REVENUES.  Net revenues increased 6% for the quarter ended September 30, 2004 to $39.6 million compared to $37.2 million for the quarter ended September 30, 2003.  The $2.4 million increase in net revenues was primarily attributable to a $2.4 million or a 20% increase in food and beverage revenue, a $1.3 million or 16% increase in hotel revenue and a $0.2 million or 11% increase in other revenues.  These increases in revenue were partially offset by a $1.1 million or 7% decrease in casino revenue, a $0.3 million or 14% decrease in retail revenue and a $0.2 million or 7% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $1.1 million decrease in casino revenues was primarily due to a $0.8 million or 7% decrease in table games revenues, a $0.2 million or 5% increase in slot machine revenues and a $0.1 million or 30% decrease in Race and sports book revenue.  The decrease in table games revenues was due to a decrease in table games drop of $6.4 million or 8% to $70.7 million from $77.1 million.  Table games hold percentage increased 0.2 percentage points to 14.0% from 13.8%.  The average number of table games in operations remained constant at 91.  The net result of these changes in drop and hold percentage was a decrease in win per table game per day to $1,180 from $1,274, a decrease of $94 or 7%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the quarter ended September 30, 2004 was 16.0% compared to 16.1% for the quarter ended September 30, 2003.  The decrease in slot machine revenues was due to a decrease in slot machine handle partially offset by an increase in slot machine hold percentage.    Slot machine handle decreased $6.8 million or 8% to $78.6 million from $85.4 million.  Slot machine hold percentage increased 0.2 percentage points to 5.2% from 5.0%.  The average number of slot machines in operation decreased to 546 from 558, a decrease of 12 machines or 2%.  The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in win per slot machine per day to $82 from $84, an increase of $2 or 2%.

HOTEL REVENUES.  The $1.3 million increase in hotel revenues to $9.3 million was primarily due to an increase in average daily rate (“ADR”) to $154 from $133.  Hotel occupancy increased slightly to 96.9% from 96.8% between periods.

FOOD AND BEVERAGE REVENUES.  The $2.4 million increase in food and beverage revenues was due to food revenues increasing by approximately $0.4 million and beverage revenues increasing by approximately $2.0 million.  Food revenues increased due primarily to a $0.1 million increase in Banquet food revenue, a $0.1 million increase in Simon Kitchen and Bar, a $0.1 million increase in Mr. Lucky’s and a $0.1 million increase in the Beach Club.  Every food outlet had an increase in revenue year over year.  Beverage revenues increased due primarily to a $1.4 million increase in Body English which is our new club replacing Baby’s, a $0.4 million increase in Beach Club Bar, a $0.1 million increase in Casino Bars, a $0.1 million increase in Sports Deluxe and a $0.1 million increase in Banquet Bar.  These increases in beverage revenues were partially offset by a decrease of $0.2 million in the Joint Bar.

RETAIL REVENUES.  We believe the $0.3 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.

OTHER INCOME.  Other income increased $0.2 million primarily due to a $0.1 million increase in each of Rock Spa, Love Jones and the Beach Club.  These increases were partially offset by a $0.1 million decrease in other sales.

PROMOTIONAL ALLOWANCES.  Promotional allowances increased as a percentage of casino revenues to 21% from 18%.  The increase in promotional expense is due to additional marketing expenses associated with the opening of our new club called Body English.

CASINO EXPENSES.  Casino expenses decreased $0.2 million or 2% to $8.1 million.  The decrease was primarily due to a $0.4 million decrease in bad debt expenses related to potentially uncollectible credit extended to casino customers, a $0.1 million decrease in gaming taxes and a $0.1 million decrease in customer promotions.  These decreases were offset partially by a $0.2 million increase in payroll and related expenses, a $0.1 million increase in discounts and a $0.1 million increase in contract services.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  Casino expenses as a percentage of casino revenues increased to 57% from 54%, an increase of 3 percentage points between comparative periods due a decrease in table games drop without a corresponding decrease in payroll expense.

HOTEL EXPENSES.  Hotel expenses in relation to hotel revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, remained constant at 30%.  Hotel expenses increased $0.3 million to $2.3 million due to the increase in quality of our hotel rooms and services provided to our guests.  This focus on quality has made it possible for us to increase the hotel ADR by 16% in the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances decreased to 59% from 60% in the prior year period due to the opening of Body English Nightclub which runs at a much higher profit margin than other food and beverage outlets.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, increased to 50% from 47% due to a shift in merchandise being sold from logo tee shirts to brand name merchandise.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income increased to 52% from 51% in the prior year period due to a decrease in chip float taken to income.

MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues decreased to 18% from 19% as these expenses remained constant while gross revenues increased.  Entertainment expense decreased by $0.6 million.  This decrease was offset by an increase in payroll and related expenses of $0.4 million, a $0.1 million increase in legal and guest claims and a $0.1 million increase in contract services.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization decreased to $2.4 million from $3.0 million due to a large number of five year assets being fully depreciated from our expansion in 1999.

INTEREST EXPENSE.  Interest expense decreased to $4.7 million from $4.9 million, a decrease of $0.2 million or 5%.

INCOME TAXES.  The Company did not have income tax expense during the quarters ended September 30, 2004 and 2003 due to being able to offset 100% of its income with net operating loss carryforwards (“NOL”) from previous periods against which a valuation allowance has been placed.

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS.  Net income applicable to common shareholders was $3.4 million compared to net income of $1.9 million during the prior year period.  The increase in net results for common shareholders was due to the factors described above.

NINE-MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE-MONTHS ENDED SEPTEMBER 30, 2003

NET REVENUES.  Net revenues increased 9% for the nine-month period ended September 30, 2004 to $115.3 million compared to $106.1 million for the nine-month period ended September 30, 2003.  The $9.2 million increase in net revenues was primarily attributable to a $1.0 million or 2% increase in casino revenue, a $4.2 million or 18% increase in hotel revenue, a $4.1 million or an 11% increase in food and beverage revenue and a $0.8 million or 14% increase in other revenues.  These increases in revenue were partially offset by a $0.5 million or 7% decrease in retail revenue and a $0.4 million or 5% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $1.0 million increase in casino revenues was primarily due to a $1.0 million or 4% increase in table games revenues partially offset by a $0.1 million or 10% decrease in race and sports book revenue.  The increase in table games revenues was due to an increase in table games hold percentage and an increase in table games drop.  Table games hold percentage increased 0.4 percentage points to 13.4% from 13.0%.  Table games drop increased $1.0 million or less than 1% to $226.6 million from $225.6 million.  The average number of table games in operations increased to 92 from 91, an increase of 1 table or 1%.  The net result of these changes in drop, hold percentage and average number of table games in operation was an increase in win per table game per day to $1,208 from $1,184, an increase of $24 or 2%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the nine-month period ended September 30, 2004 was 15.6% compared to 14.9% for the nine-month period ended September 30, 2003.  Slot machine revenues remained constant in the nine-month periods ended September 30, 2004 and September 30, 2003.  Slot machine handle decreased $16.3 million or 6% to $251.9 million from $268.2 million.  The decrease in slot machine handle was offset by an increase in slot machine hold percentage.  Slot machine hold percentage increased 0.3 percentage points to 5.1% from 4.8%.  The average number of slot machines in operation decreased to 550 from 560, a decrease of 10 machines or 2%.  The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in win per slot machine per day to $85 from $83, an increase of $2 or 2%.

HOTEL REVENUES.  The $4.2 million increase in hotel revenues to $27.3 million was primarily due to an increase in average daily rate (“ADR”) to $155 from $130.  Hotel occupancy decreased slightly to 95.3% from 95.6% between periods.

FOOD AND BEVERAGE REVENUES.  The $4.1 million increase in food and beverage revenues was due to food revenues increasing by approximately $1.6 million and beverage revenues increasing by approximately $2.5 million.  Food revenues increased due primarily to a $0.5 million increase in Simon Kitchen and Bar, a $0.3 million increase in Pink Taco, a $0.2 million increase in both Mr. Lucky’s and Banquet Food and $0.1 million increases in each of Starbuck’s, Beach Club Food, Room Service and AJ’s Steakhouse.  Every food outlet had an increase in revenue year over year.  Beverage revenues increased due primarily to a $0.7 million increase in Beach Club Bar $0.5 million increase in Body English which is our new club replacing Baby’s, a $0.6 million increase in Casino Bars, a $0.2 million increase in each of Sports Deluxe, Pink Taco and Simon Kitchen and Bar, and a $0.1 million increase in both AJ’s Steakhouse and Room Service.  These increases in beverage revenues were partially offset by a decrease of $0.1 million in the Joint Bar.

RETAIL REVENUES.  We believe the $0.5 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.

OTHER INCOME.  Other income increased $0.8 million primarily due to a $0.4 million increase in Love Jones and a $0.2 million increase in both the Rock Spa and the Beach Club.

PROMOTIONAL ALLOWANCES.  Promotional allowances increased as a percentage of casino revenues to 20% from 19%.  The increase in promotional expense was primarily due to additional marketing expenses associated with the opening of our new club called Body English.

CASINO EXPENSES.  Casino expenses increased $0.6 million or 2% to $25.6 million.  The increase was primarily due to a $0.5 million increase in payroll and related expenses, a $0.1 million increase in tickets given to customers for the Joint, a $0.1 million increase in food and beverage comps redeemed in outlets that are not owed by the Company, $0.1 million increase in customer reimbursed travel and a $0.1 million increase in apparel.  These increases were offset partially by a $0.2 million decrease in bad debt expense and a $0.1 million decrease in equipment rental.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  Casino expenses as a percentage of casino revenues remained constant at 58%.

HOTEL EXPENSES.  Hotel expenses in relation to hotel revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, decreased to 28% from 29% in the prior year due primarily to a higher ADR while total operating expenses prior to reclassifying complimentaries to casino expense increased approximately $0.9 million primarily related to a $0.3 million increase in labor and related expenses, a $0.5 million increase in laundry and amenities expenses due to upgrading their quality and a $0.1 million increase in professional services.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, remained constant at 57%.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, increased to 48% from 46% in the prior year due to a shift in merchandise being sold from logo tee shirts to brand name merchandise.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income remained constant at 51%.

MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues increased to 19% from 18%.  The $3.6 million increase in these expenses was primarily due to a $1.2 million increase in customer promotions, a $0.3 million increase in entertainment costs associated with the Joint, a $1.4 million increase in payroll and related expenses, including management incentives and 1999 Performance Awards Plan expenses, a $0.3 million increase in guest claims and legal expense, a $0.2 million increase in insurance costs, a $0.1 million increase in contract services, a $0.1 million increase in donations and a $0.2 million increase in taxes.  These costs were slightly offset by a decrease of $0.2 in miscellaneous expense due to severance that was accrued for in the prior year.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense decreased to $8.4 million from $8.8 million due to a large number of five year assets being fully depreciated from our expansion in 1999.

INTEREST EXPENSE.  Interest expense increased to $14.3 million from $12.0 million, an increase of $2.3 million or 19%.  This increase was primarily due to the increase in outstanding borrowings, including debt issued to pay $15.0 million of accrued dividends on the Company’s preferred stock and interest on the $50.0 million of qualified subordinated debt issued in exchange for the Company’s outstanding preferred stock and remaining accrued dividends during May 2003.

LOSS ON EARLY EXTINGUISHMENT OF DEBT.  Loss on early extinguishments of debt is related to the $3.0 million premium paid to the holders of the Company’s 9 ¼% Notes due 2005 (the “Notes”), which were tendered or called during the three-month period ended June 30, 2003, and due to a $1.3 million write-off of unamortized deferred debt issuance costs related to the tendered and called Notes.

LOSS ON DISPOSAL OF ASSETS.  During May 2004, the Company opened a new nightclub called Body English.  This club replaced Baby’s Nightclub.  The loss included approximately $2.6 million of building improvement and equipment costs.

INCOME TAXES.  The Company has recorded a tax benefit of $0.1 million in the nine months ended September 30, 2003 due to an adjustment of its deferred tax assets.  The Company did not have any income tax expense during the nine months ended September 30, 2004 due to being able to offset 100% of its income with net operating loss carryforwards from previous periods against which a valuation allowance has been placed.

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS.  Net income applicable to common shareholders was $2.8 million compared to net income of $0.2 million during the prior year period.    The increase in net results for common shareholders was due to the factors described above in addition to a $2.3 million decrease in preferred stock dividends.  Preferred dividends decreased due to the replacement of the preferred stock and remaining accrued dividends with qualified subordinated debt during May 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended September 30, 2004 our principal sources of funds were cash on-hand at December 31, 2003, and cash provided by operating activities of $20.7 million.  The amount of cash provided by operating activities primarily included net income of $2.8 million, depreciation and amortization of $8.4 million, provision for losses on accounts receivable of less than $0.1 million, amortization of loan fees of $0.4 million, interest paid in kind of $3.0 million, loss on disposal of assets of $2.6 million and net changes in operating assets and liabilities of $3.5 million.  Other sources and uses of funds were capital expenditures of $13.7 million, a decrease in construction payables of $0.9 million and combined debt issuance costs and payments on debt of $0.3 million.  As a result, as of September 30, 2004, we had cash and cash equivalents of $16.8 million.

During January 2004, the Company entered into various agreements to remodel and expand its nightclub formerly called Baby’s.  Total costs of the remodel and expansion were $7.2 million all of which has been paid as of September 30, 2004.

During March 2004, the Company entered into various agreements to remodel its Race and Sports Book.  Total costs of the remodel were approximately $0.8 million all of which has been paid as of September 30, 2004.

During April 2004, the Company entered into various agreements to install new televisions in the guest hotel rooms.  Total costs of the project are estimated to be $1.9 million of which $0.9 million has been paid in cash as of September 30, 2004.

We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $20.0 million Revolving Credit Facility ($20.0 million as of September 30, 2004) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to October 1, 2005.  Our ability to raise additional funds is limited by restrictions on our financing activities under our Facility and the 2013 Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The 2013 Notes are contractually subordinated in right of payment to all indebtedness incurred pursuant to the Facility.  The liens and security interests securing the obligations of the Company under the 2013 Notes are contractually subordinated to the liens securing the obligations of the Company under the Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of September 30, 2004.

Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 3.00% at September 30, 2004) and aggregating 4.4% at September 30, 2004), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at September 30, 2004.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company was in compliance with these covenants as of September 30, 2004.

Interest on the Junior Subordinated Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50% and increases the principal amount of the Junior Subordinated Notes.  On January 15, 2004, the Company paid in cash $1.5 million of interest on the Junior Subordinated Notes.  This represents 50% of the accrued interest at 9.875% due as of December 31, 2003.  The remaining $1.6 million of accrued interest was paid in kind at a rate of 10.50%.  On July 15, 2004, the Company paid in cash $1.4 million of interest on the Junior Subordinated Notes.  This represents 50% of the accrued interest at 9.875% due as of June 30, 2004.  The remaining $1.4 million of accrued interest was paid in kind at a rate of 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.

The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of September 30, 2004.

During January 2004, the Nevada Gaming Commission served us with a complaint for disciplinary action pursuant to NRS 463.310(2) and NRS 463.312 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  The complaint contained three counts, each carrying a penalty of up to $100,000.  Two of the counts were dismissed.  Subsequent to September 30, 2004, the Company settled the remaining count and agreed to pay a $100,000 penalty to the Nevada Gaming Commission.

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

Contractual Obligations and Commitments

We have various contractual obligations which we record as liabilities in our consolidated financial statements.  We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received.  Additionally, we enter into contracts for goods and services such as food, inventory and entertainment.  Such liabilities are recorded as liabilities when so incurred and we expect that such contracts will generate revenue in excess of such liabilities.  As of September 30, 2004, there have been no material changes to the table of contractual obligations and commitments in our most recently filed Form 10-K except as described above related to television installation.

We made cash interest payments on long-term debt, including capitalized interest, of $12.7 million and $8.3 million in the nine month periods ended September 30, 2004 and 2003, respectively.  We anticipate our cash interest payments for the remainder of 2004 to be in excess of these levels due to the timing of payments.  We have not made significant cash tax payments during the nine month periods ended September 30, 2004 and 2003 and, due to available net operating loss and AMT tax credit carryforwards, we do not anticipate making significant cash tax payments in the remainder of 2004.  Total supervisory fee expenses for these services for the nine month periods ended September 30, 2004 and 2003 amounted to $2.3 million and $2.2 million, respectively, under the Company’s Amended and Restated Supervisory Agreement with Peter Morton.  The supervisory fee is equal to two percent of annual gross revenues (as defined in the Supervisory Agreement), net of complimentaries for each year.

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

Item 3.                                                     Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates.  We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments at September 30, 2004.

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

We had $20.0 million in variable rate debt outstanding at September 30, 2004 and December 31, 2003.  Based upon these variable rate debt levels, a hypothetical 10% adverse change in the effective interest rate (approximately a 44 basis point increase) would increase interest expense by approximately $0.1 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

The fair value of the Company’s $140 million of 8.875% Second Lien Notes, which are due in 2013 and are publicly traded, approximated $152.6 million at September 30, 2004 based on published bid prices.  The fair value of the Company’s $50.0 million of Junior Notes cannot be estimated as a substantial portion were held by Mr. Morton or affiliates of Mr. Morton and there was no established market nor published bid prices.

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

PART II OTHER INFORMATION

Item 1.                 Legal Proceedings

During January 2004, the Nevada Gaming Commission served us with a complaint for disciplinary action pursuant to NRS 463.310(2) and NRS 463.312 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  The complaint contains three counts each carrying a penalty of up to $100,000.  Two of the counts were dismissed.  Subsequent to September 30, 2004, the Company settled the remaining count and agreed to pay a $100,000 penalty to the Nevada Gaming Commission.

Item 6.                 Exhibits

EXHIBIT NUMBER	DESCRIPTION

10.	MATERIAL CONTRACTS.

10.1	Registration Rights Agreement, dated as of September 17, 2004, between the Company and Bank of America Securities LLC.

31.	CERTIFICATIONS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARD ROCK HOTEL, INC.

Date: November 15, 2004	/s/ JAMES D. BOWEN
James D. Bowen
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER AND DULY AUTHORIZED OFFICER)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

10.	MATERIAL CONTRACTS.

10.1	Registration Rights Agreement, dated as of September 17, 2004, between the Company and Bank of America Securities LLC.

31.	CERTIFICATIONS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002