Form 10-K
period 2004-12-31
HARD ROCK HOTEL INC
filed 2005-03-31
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

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

The common stock of the registrant is not publicly traded.  As of June 30, 2004, substantially all of the voting and non-voting common stock was held by an affiliate of the registrant.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock outstanding by class as of March 30, 2005

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

The resort commenced operations March 9, 1995. An approximately $100 million expansion of the resort was completed during May 1999 which significantly enhanced and enlarged the resort. As of December 31, 2004, the resort consists of:

•                                          an eleven-story hotel tower with 646 stylishly furnished hotel rooms averaging 500 square feet in size (including 63 suites and one 4,500 square foot “mega suite”);

•                                          an approximately 30,000 square-foot uniquely styled circular casino with 552 slot machines and 84 table games, for Las Vegas locals, as well as tourists, where rock music is played continuously to provide the casino with an energetic and entertaining, club-like atmosphere;

•                                          an approximately 3,600 square-foot retail store, a jewelry store and a lingerie store;

•                                          an approximately 8,500 square-foot nightclub, called “Body English,” with a capacity of 1,100 persons;

•                                          an approximately 6,000 square-foot banquet facility with a capacity of 390 persons;

•                                          a premier live music concert hall, called “The Joint,” with a capacity of 2,050 persons which successfully draws audiences from Las Vegas visitors, as well as the local Las Vegas population;

•                                          a beach club including a 300-foot long sand bottomed tropical theme outdoor swimming pool area, with a water slide, water fall, a running stream and underwater rock music (the “Beach Club;”)

•                                          five high quality restaurants at multiple price points (Simon Kitchen and Bar, Nobu, AJ’s Steakhouse, Pink Taco and Mr. Lucky’s), and a Starbucks;

•                                          three cocktail lounges, including an elevated Center Bar surrounded by the circular gaming floor; and

•                                          an approximately 8,000 square-foot spa/salon/fitness center, called the “Rock Spa.”

During February 2004, the Company closed Baby’s nightclub. The existing facility was demolished and a new and expanded nightclub facility at a total cost of $7.2 million including pre-opening expenses all of which has been paid as of December 31, 2004.  The new facility began operations in May 2004.

During January 2004, the Company completed a 380 space expansion of its parking garage facility at a cost of approximately $4.6 million all of which has been paid as of December 31, 2004.

During April 2004, the Company completed a remodel of its Race and Sports Book. Total costs of the remodel were approximately $0.8 million all of which has been paid as of December 31, 2004.

During April 2004, the Company entered into various agreements to install new televisions in the guest hotel rooms. Total costs of the remodel were approximately $2.4 million all of which has been paid as of December 31, 2004.

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

ENTERTAINMENT.    As a live music venue with capacity for 2,050 persons, The Joint successfully draws audiences from Las Vegas visitors and from the local Las Vegas population.  We believe that as a result of hosting concerts by famous musicians which in 2004 included, among others, legends such as Rod Stewart, Sting, David Bowie, Crosby, Stills and Nash and John Fogerty, more recent phenomena such as Green Day, Morrissey, Norah Jones, Kid Rock and Blink 182 and cutting edge groups such as Velvet Revolver, A Perfect Circle and Black Eyed Peas, the Joint has become a premier venue in Las Vegas for live popular music.  We also believe that the Joint has become a favorite venue for musicians and guests due to its relatively small capacity and intimate atmosphere.  The resort has in the past year also hosted special events such as the Boost Mobile Skate Pro competition and the AVP Invitational, a pro volleyball tournament.  We believe that The Joint’s concerts and the resort’s special events generate significant worldwide publicity and reinforce the resort’s marquee image and unique position in the Las Vegas marketplace and provide an added source of visitors for the hotel, casino, retail and food and beverage operations.

GAMING MIX TARGETED TO CUSTOMER BASE.    The casino currently includes 552 slot machines, 84 table games and an approximately 1,200 square-foot race and sports book. Our target gaming customer has a higher propensity to play table games and we strive to create a fun and enthusiastic gaming environment through the use of music themed gaming chips and playing surfaces and by promoting interaction between table game dealers and customers. The casino also features the latest slot machines, some of which reflect the resort’s rock music theme, as well as more traditional machines. As of December 31, 2004, 507 of our slot machines produce and accept tickets instead of coins to promote customer convenience and reduce operating costs.

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

THE RESORT

As of December 31, 2004, the resort consists of the hotel, casino, retail stores, Body English, banquet facility, The Joint, Beach Club, five restaurants, three cocktail lounges, Rock Spa and a Starbucks.

THE HOTEL.    The hotel’s eleven-story tower houses 646 spacious hotel rooms, including 582 guest rooms and 63 suites and one 4,500 square foot “mega suite.”  The guest rooms and deluxe suites average approximately 500 square feet in size, which is larger than the size of the average Las Vegas hotel room.  Our “mega suite” is approximately 4,500 square feet in size and includes numerous amenities.  Consistent with the resort’s distinctive decor, the hotel rooms are stylishly furnished with modern furniture, stainless steel bathroom sinks, pedestal beds with leather headboards and black-and-white photos of famous rock musicians.  The rooms also include special amenities such as large 42-inch plasma screen televisions with high speed internet access, stereo systems and French doors that open to the outdoors.  A full-service concierge and 24-hour room service are available to all guests of the hotel.

The following table illustrates certain historical information relating to the hotel for the last three years:

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Average number of hotel rooms	648	648	657
Average occupancy rate(1)	93.5%	92.9%	93.9%
Average daily rate(1)	$151	$129	$114

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

As of December 31, 2004, the casino houses 84 table games including 61 Blackjack, 6 Craps, 5 Roulette, 1 Caribbean Stud Poker, 1 Midi Baccarat, 1 Mini-Baccarat, 1 War, 3 Three Card Poker, 1 Big 6, 1 Let-it-Ride, 1 Chuck a Luck and 2 Pai-Gow Poker, 552 slot and video machines, an approximate 1,200 square-foot race and sports book as well as the 2,000 square-foot Center Bar.  Some of the casino’s gaming chips are themed to coincide with current concerts and the casino also offers patrons other attractions, such as cutting edge slot technology, proprietary slot graphics, distinctive slot signage, guitar-neck-shaped levers on certain slot machines and piano-like roulette tables complete with keyboards.

RETAIL.    The resort’s retail operations consist of the Retail Store, a 3,600 square-foot retail shop.  Visitors may purchase shirts, hats, pins, golf bags, children’s clothing, stationary, leather jackets, collectible pin sets, sundry items and a variety of other merchandise displaying the popular “Hard Rock Hotel” and “HRH” logos from the Retail Store, through the web site and from a sundry store located in the resort.  Our retail operations offer a convenient and inexpensive outlet to market and advertise the “Hard Rock Hotel” trademark and attract other Las Vegas visitors to the resort.  Our in-house design team is responsible for maintaining the consistency of the Resort’s image while creating new merchandise to expand and diversify the retail selection.

BODY ENGLISH.    During May 2004, the Company opened Body English which replaced Baby’s nightclub.  Body English has approximately 8,500 square-foot facility, with an 1,100 person capacity, featuring two rooms on two levels, including a sunken dance floor, three bars and state-of-the-art lighting and sound equipment featuring popular and innovative DJs in from all around the country to provide the proper entertainment to attract our target clientele.

BANQUET FACILITY.    Our 6,000 square-foot conference center and entertainment area has capacity for 390 persons.  The state-of-the-art facility is located adjacent to the Beach Club area and can accommodate one large event/group and has the capability of being separated into three distinct 2,000 square-foot areas.

THE JOINT.    As a live music venue with capacity for 2,050 persons, The Joint successfully draws audiences from Las Vegas visitors and from the local Las Vegas population.  We believe that as a result of hosting concerts by famous musicians which in 2004 included, among others, legends such as Rod Stewart, Sting, David Bowie, Crosby, Stills and Nash and John Fogerty, more recent phenomena such as Green Day, Jewel, Norah Jones, Kid Rock and Blink 182 and cutting edge groups such as Velvet Revolver, A Perfect Circle and Black Eyed Peas, the Joint has become a premier venue in Las Vegas for live popular music.  We also believe that the Joint has become a favorite venue for musicians and guests due to its relatively small capacity and intimate atmosphere.  The resort has in the past year also hosted special events such as the Boost Mobile Skate Pro competition and the AVP Invitational, a pro volleyball tournament.  We believe that The Joint’s concerts and the resort’s special events generate significant worldwide publicity and reinforce the resort’s marquee image and unique position in the Las Vegas marketplace and provide an added source of visitors for the hotel, casino, retail and food and beverage operations.

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

FOOD AND BEVERAGE.    The resort offers its patrons a selection of high-quality food and beverages at multiple price points.  The resort’s food and beverage operations include five restaurants (AJ’s Steakhouse, Pink Taco, Simon Kitchen and Bar, Mr. Lucky’s, and Nobu), three bars in the casino (the Las Vegas Lounge, Sports Deluxe and Center Bar), three bars in The Joint, a bar at the Beach Club and catering service for corporate events, conventions, banquets and parties.  AJ’s Steakhouse, with seating capacity for approximately 100 persons, is reminiscent of classic steakhouses that reigned in 60’s Las Vegas, with an open kitchen, and serves prime Chicago stockyard beef.  Pink Taco, with seating capacity of approximately 150 persons, is a hip authentic Mexican eatery with seasonal outside dining.  Simon Kitchen and Bar, is a hip restaurant with seating capacity for approximately 180 persons designed by Yabu Pushelberg, serves the upscale world cuisine of celebrity chef Kerry Simon.  Mr. Lucky’s, a 24-hour restaurant with seating capacity for approximately 200 persons, specializes in high-quality, moderately priced American cuisine.  Nobu, with seating capacity of approximately 120 persons, is a ground breaking temple of Japanese cuisine with Latin American influences created by Master Chef Nobu Matsuhisa and owned and operated independently of the resort.

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

MARKETING

Our marketing efforts are targeted at both the visitor market (tourists and business travelers) as well as local patrons.  Our marketing department uses both traditional and innovative marketing strategies to promote the “Hard Rock Hotel” and “Hard Rock Casino” trademarks.  We employ targeted marketing programs through use of our database, which contains in excess of 400,000 names and addresses and in excess of 300,000 email addresses.  The resort is aggressively marketed not only through domestic and international public relations activities, direct mail, internet blasts, print, radio and television advertising, but also through special arrangements with various members of the entertainment industry.  For example, for the past four years, most recently in May 2004, Howard Stern broadcasted live from the casino, reaching approximately 20 million of his listeners.  The Resort also hosts many well-publicized and often televised events such as the Boost Mobile Pro Skate competition and an AVP Pro Beach Volleyball tournament.  We believe that these types of events are held at the resort because its stylish and distinctive atmosphere is consistent with the theme of the events.  The events, in turn, reinforce the resort’s image as a destination resort among its target clientele.  The concerts in The Joint by popular artists, some of which have been televised, are another form of promotional activity that reinforces the resort’s image.

The casino marketing staff has developed the Back Stage Pass program for visitors to the casino.  The Back Stage Pass is a casino player tracking card.  The program, which is available to all casino visitors, tracks each patron’s gaming record, and based on the level of gaming activity, members may become eligible for discounted or complimentary services, invitations to special events and merchandise at the resort.  Every visitor who joins the Back Stage Pass program receives a Six-Pac of coupons redeemable at the resort.  The coupons are redeemable for certain items available at the resort such as a free slot play, a complimentary shot glass or a reduced weekday room rate.

Management targets local residents through direct mail advertising as well as through hosting special events and parties specifically geared to the local population.  In addition, management believes the off-Strip location and close proximity to a variety of restaurants and nightclubs attracts local residents to the resort.

TRADEMARKS

Hard Rock Hotel™ and Hard Rock Casino™ are registered trademarks of a wholly-owned subsidiary of Rank Group PLC (“Rank”).  Upon the sale of Mr. Morton’s interest in the Hard Rock Cafes to Rank, in June 1996, Mr. Morton and Rank entered into a trademark licensing agreement pursuant to which Rank granted to Mr. Morton an exclusive, perpetual, royalty-free license, subject to certain termination provisions designed to protect the quality of the trademarks, to use the “Hard Rock Hotel” and “Hard Rock Casino” trademarks in connection with hotel casinos and casinos in the “Morton Territory” areas of the United States west of the Mississippi River plus Illinois and Louisiana, but excluding Texas (other than Houston), and in Australia, Brazil, Israel, Venezuela and metropolitan Vancouver, British Columbia.  Mr. Morton in turn entered into a sublicensing agreement with the Company in which it obtained the exclusive right, subject to certain termination provisions designed to protect the quality of the trademarks, to use the “Hard Rock Hotel” and “Hard Rock Casino” trademarks in connection with the resort for an amended term lasting to the earlier of June 1, 2018 or the repayment in full of the Company’s 8 7/8% Second Lien Notes due 2013 (the “2013 Notes”).

LAS VEGAS MARKET

Las Vegas is one of the fastest growing and largest entertainment markets in the United States.  During 2004, gaming revenues in Clark County reached $8.7 billion.  The number of visitors traveling to Las Vegas was approximately 37.4 million in 2004, representing a compound annual growth rate of 5.0% since 1988’s 17.2 million visitors.  Aggregate expenditures by Las Vegas visitors increased at a compound annual growth rate of 7.9% from $10.0 billion in 1988 to $33.7 billion in 2004.  The number of hotel and motel rooms in Las Vegas increased at a compound annual growth rate of 4.6% from 67,391 in 1989 to 131,503 in 2004.  We believe that the addition of quality themed hotel casinos and resorts during recent years will continue to increase visitor traffic to Las Vegas and we will benefit in particular due to our unique niche and proximity to the Strip.

The following table sets forth certain statistical information for the Las Vegas market for the years 2000 through 2004, as reported by the Las Vegas Convention and Visitor Authority.

LAS VEGAS MARKET STATISTICS

	2004	2003	2002	2001	2000
Visitor Volume (in thousands)	37,389	35,540	35,072	35,017	35,850
Clark County Gaming Revenues (in millions)	$8,711	$7,831	$7,631	$7,637	$7,671
Hotel/Motel Rooms	131,503	130,482	126,787	126,610	124,270
Airport Passenger Traffic (in thousands)	41,442	36,266	35,009	35,180	36,866
Convention Attendance (in thousands)	5,725	5,658	5,105	5,014	3,853

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

EMPLOYEES

As of December 31, 2004, we had 1,292 full-time employees and 443 on-call employees who are employed on an as-needed basis.  None of our employees are members of unions; however, various unions have been aggressively soliciting new members in Las Vegas.  We cannot assure that one or more unions will not approach our employees.  We consider our relations with our employees to be good and have never experienced an organized work stoppage, strike or labor dispute.

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

OUR SIGNIFICANT LEVERAGE WILL SEVERELY RESTRICT OUR FINANCING OPTIONS AND WILL RESULT IN HIGH INTEREST PAYMENTS

We are highly leveraged.  In 2004, 2003 and 2002 we recorded net income of $2.5 million, $2.1 million and $2.5 million, respectively.  As of December 31, 2004, our total long-term debt, including the current portion, was $210.7 million.  As of December 31, 2004, we have $20.0 million of available borrowing capacity under our senior secured credit facility.  Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations.  The consequences of our leverage include, but are not limited to, the following:

•      we are limited in our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of our operating cash flow to make principal and interest payments on our indebtedness (upon full use of our senior credit facility, interest expense would be approximately $19.9 million per year, of which a portion relating to our Junior Subordinated Notes will accrue if not paid and require a substantial portion of our future expected annual cash from operations);

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

If we are unable to generate sufficient cash from our future operations to satisfy any debt service requirements, or to pay our debts as they mature, we would be required to explore alternatives, such as seeking additional debt or equity financing, reducing or delaying capital expenditures or selling material assets or operations. We cannot assure that we would be successful in implementing any of these alternatives, if necessary. Also, Nevada law contains certain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. These restrictions, which are described in “Business-Regulation and Licensing” and “Government Regulation” could cause delays in obtaining necessary capital.

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

The Resort, located less than one mile east of the Strip, competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size.  Currently, there are approximately 30 major gaming properties located on or near the strip, 13 additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas.  Many of the competing properties, such as the Rio, Mandalay Bay, Paris, The Venetian, The Mirage, Treasure Island, Caesar’s Palace, Luxor, New York-New York, Bellagio, Aladdin, the Palms and the MGM Grand have themes and attractions which draw a significant number of visitors and directly compete with our operations.  Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than us and market to the same target demographic group as we do.  Furthermore, additional hotel casinos and high rise condo tels, containing a significant number of rooms, are expected to open in Las Vegas within the coming years.  There can be no assurance that the Las Vegas market will continue to grow or that hotel casino resorts will continue to be popular, and a decline or leveling off of the growth or popularity of such facilities would adversely affect our financial condition and results of operations.  See “Business-Competition.”

WE ALSO FACE COMPETITION FROM GAMBLING VENUES LOCATED IN OTHER PARTS OF THE COUNTRY AND POTENTIALLY FROM OTHER “HARD ROCK” ENTERPRISES

We may also face competition from competing “Hard Rock” hotels and casinos that may be established in jurisdictions other than Las Vegas.  We have the exclusive right to use the “Hard Rock Hotel” and “Hard Rock Casino” trademarks only in connection with the existing hotel and casino.  Rank has rights to use the name “Hard Rock Hotel” and “Hard Rock Casino” in connection with other hotels and casinos, including in areas that may compete directly with us.  Mr. Morton has rights to use the name "Hard Rock Hotel" and "Hard Rock Casino" in connection with other casinos.  We cannot assure that the development by Rank or Mr. Morton of other hotels and casinos using names that include the phrase “Hard Rock” outside of Las Vegas will not adversely affect us.  See “Business Competition” and “Use of the ‘Hard Rock’ Brand Names by Entities Other Than Us Could Damage Our Business and Hurt Our Results of Operations” and “Certain Relationships and Related Transactions—Transaction Related to the “Hard Rock” Brand Name.”

To a lesser extent, we compete with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, Atlantic City, New Jersey and other parts of the United States.  We also compete with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, Internet gaming ventures and international gaming operations.  Continued proliferation of gaming activities could significantly and adversely affect our business and results of operations.  See “Recently Enacted and Possible Legislation Governing Gambling Activities Could Materially and Adversely Affect Our Business.”

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

LACK OF SIGNIFICANT OPERATING HISTORY WITH CURRENT MANAGEMENT

We have independently operated the resort for over five years.  During December 2002, our President and Chief Operating Officer resigned.   During January 2003, our Board of Directors appointed a new President and Chief Operating Officer, Kevin Kelley.  Our continued success will depend on the successful management by this new officer of our operations.  We cannot assure that our President will be able to successfully manage our operations effectively.

OUR OPERATIONS HAVE HISTORICALLY RESULTED IN NET LOSSES APPLICABLE TO COMMON SHAREHOLDERS

We recorded net income applicable to common shareholders for the year ended December 31, 2004 of $2.5 million.  We recorded net losses applicable to common shareholders in the previous five fiscal years.  The $0.2 million net loss applicable to common shareholders for the year ended December 31, 2003 is attributable in part to a $4.3 million loss on early extinguishment of debt and to combined pre-opening costs of  $0.1 million related to opening lingerie store, Love Jones, and a 4,500 “mega-suite.”  The $2.9 million net loss applicable to common shareholders for the year ended December 31, 2002 is attributable in part to pre-opening costs of $0.3 million related to Simon Kitchen and Bar’s opening and abandonment loss on discontinued development of $1.7 million related to our decision to abandon plans to develop the Pink Taco restaurant in California.  Net loss applicable to common shareholders for the year ended December 31, 2001 was $2.1 million.  The $4.7 million net loss applicable to common shareholders for the year ended December 31, 2000 is attributable in part to the settlement of certain litigation and claims and to disruption from the remodeling of a portion of the hotel rooms in the resort’s original hotel tower.  We cannot assure that we will not post a net loss in the future.

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

During January 2004, the Nevada Gaming Commission served us with a complaint for disciplinary action pursuant to NRS 463.310(2) and NRS 463.312 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  The complaint contains three counts each carrying a penalty of up to $100,000.  This matter was resolved in October of 2004 with the Company agreeing to pay a $100,000 fine.

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

As of December 31, 2004, there was one holder of record of our Class A Common Stock and 11 holders of record of our Class B Common Stock.  As of December 31, 2004, we did not have any equity compensation plans.

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

Our selected historical income statement data set forth below for the years ended December 31, 2004, 2003 and 2002 and the selected historical balance sheet data set forth below at December 31, 2004 and 2003 have been derived from our Financial Statements which have been audited and are included elsewhere herein.  Our selected historical balance sheet data set forth below at December 31, 2002, 2001 and 2000 has been derived from our audited Financial Statements not included herein.  The selected financial and operating data set forth below should be read in conjunction with the Financial Statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended
	(in thousands, except per share data)
	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000
INCOME STATEMENT DATA:
REVENUES:
Casino	$56,916	$57,562	$54,420	$49,888	$53,476
Lodging	35,065	29,924	26,639	26,315	26,372
Food and beverage	53,181	45,572	41,576	38,188	35,611
Retail	7,860	8,471	8,977	8,868	9,679
Other income	8,874	7,629	7,311	7,056	5,628
Less: promotional allowances	(11,232)	(10,653)	(10,774)	(10,103)	(10,936)
Net revenues	150,664	138,505	128,149	120,212	119,830
COSTS AND EXPENSES:
Casino	33,186	33,053	33,368	30,917	28,635
Lodging	8,955	8,013	7,302	7,149	7,177
Food and beverage	28,476	24,219	21,904	20,311	20,173
Retail	3,603	3,725	3,934	3,867	4,115
Other	4,418	3,873	3,760	3,521	3,285
Marketing	9,045	7,627	8,058	4,519	5,329
Related party expenses	4,834	4,304	3,733	3,544	3,755
General and administrative	22,002	19,033	16,971	16,281	19,050
Depreciation and amortization	11,388	11,784	11,380	12,088	12,138
Abandonment loss (4)	—	—	1,730	—	—
Pre-opening	530	69	306	—	—
Total costs and expenses	126,437	115,700	112,446	102,197	103,657
INCOME (LOSS) FROM OPERATIONS	24,227	22,805	15,703	18,015	16,173
Interest income	76	43	45	59	93
Interest expense, net	(19,125)	(16,558)	(13,209)	(15,186)	(16,820)
Loss on disposal of assets (5)	(2,608)	—	—	—	—
Loss on early extinguishment of debt (3)	—	(4,258)	—	—	—
Other, net	(93)	(6)	(48)	(72)	(393)
Income (loss) before income tax benefit	2,477	2,026	2,491	2,816	(947)
Income tax benefit	—	100	—	—	—
Net income (loss)	2,477	2,126	2,491	2,816	(947)
Preferred stock dividends	—	(2,346)	(5,436)	(4,950)	(3,791)
Income (loss) applicable to common shareholders	$2,477	$(220)	$(2,945)	$(2,134)	$(4,738)
Basic and diluted net income (loss) per share applicable to common shareholders	$32.58	$(2.89)	$(38.74)	$(28.07)	$(62.32)
Weighted average number of common shares outstanding	76,023	76,023	76,023	76,023	76,023
OTHER DATA:
Capital expenditures (1)	$15,975	$13,150	$5,759	$7,328	$7,271
Ratio of earnings to fixed charges or (deficiency of earnings to fixed charges) (2)	1.12:1.00	1.11:1.00	1.19:1.00	$1.17:1.00	$(978)
BALANCE SHEET DATA:
Cash and cash equivalents	$10,655	$10,882	$9,139	$8,591	$7,979
Total assets	$196,082	$194,077	$190,586	$189,860	$199,025
Total debt	$210,737	$210,412	$144,373	$148,683	$157,500
Preferred stock, Series A	$—	$—	$37,411	$34,167	$31,213
Preferred stock, Series B	$—	$—	$25,280	$23,088	$21,092
Shareholders’ deficiency	$(36,395)	$(38,872)	$(38,652)	$(35,707)	$(33,573)

(1)                                  Capital expenditures for 2004, 2003, 2002 and 2001 exclude $3.0 million, $0.4 million, $1.4 million and $0.8 million, respectively, of non-cash additions.

(2)                                  In computing the ratio of earnings to fixed charges: (a) earnings have been based on income (loss) before income taxes and fixed charges, net of interest capitalized, and (b) fixed charges consist of interest, including amounts capitalized, amortization of debt issuance costs, and the estimated interest portion of rental expense.  Net losses for fiscal year 2000 resulted in coverage deficiencies of $1.0 million.

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

(5)                                  During 2004, the Company recorded a $2.6 million loss on the disposal of assets related to the closure of Baby’s nightclub.

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, OUR FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

Our sole business is the operation of the Resort.  During the year ended December 31, 2004, the Resort’s gross revenues were derived 35% from gaming operations, 33% from food and beverage, 22% from lodging, and 10% from retail and other sales.  Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury, boutique hotel.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

NET REVENUES.  Net revenues increased 9% for the year ended December 31, 2004 to $150.7 million compared to $138.5 million for the year ended December 31, 2003. The $12.2 million increase in net revenues was primarily attributable to a $5.1 million or 17% increase in lodging revenue, a $7.6 million or 17% increase in food and beverage revenue and a $1.2 million or 16% increase in other revenues. These increases in revenue were partially offset by a $0.6 million or 1% decrease in casino revenue, a $0.6 million or 7% decrease in retail revenue and a $0.6 million or 5% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $0.6 million decrease in casino revenues was primarily due to a $0.5 million or 3% decrease in slot revenue and a $0.4 million or 24% decrease in race and sports revenue partially offset by a $0.3 million or 1% increase in table games revenues.  The increase in table games revenues was due to an increase in table games hold percentage which was partially offset by a decrease in table games drop. Table games hold percentage increased 0.1 percentage points to 13.4% from 13.3%. Table games drop decreased $0.9 million or less than 1% to $289.1 million from $290.0 million. The average number of table games in operations increased to 92 from 91, an increase of 1 table or 1%. The net result of these changes in drop, hold percentage and average number of table games in operation was a decrease in win per table game per day to $1,149 from $1,157, a decrease of $8 or less than 1%. We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Strip, our net hold percentage for the year ended December 31, 2004 was 15.5% compared to 15.3% for the year ended December 31, 2003.  Slot machine revenues decreased $0.5 million due to slot machine handle decreasing $38.1 million or 10% to $327.7 million from $365.8 million. The decrease in slot machine handle was partially offset by an increase in slot machine hold percentage. Slot machine hold percentage increased 0.4 percentage points to 5.2% from 4.8%.  The average number of slot machines in operation decreased to 550 from 559, a decrease of 9 machines or 1%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day to $84 from $86, a decrease of $2 or 2%.  Race and sports book revenue decreased $0.4 million due to a decrease in race and sports book handle and a decrease in hold percentage.  The race and sports book handle decreased $2.1 million from $20.4 million in the year ended December 31, 2003 to $18.3 million in the year ended December 31, 2004.  The race and sports book was closed approximately one month this year due to remodeling.  Race and sports book hold percentage decreased 1.1 percentage points to 7.3% from 8.4%.

LODGING REVENUES.  The $5.1 million increase in lodging revenues to $35.1 million was primarily due to an increase in average daily rate (“ADR”) to $151 from $129. Hotel occupancy increased slightly to 93.5% from 92.9% between periods.

FOOD AND BEVERAGE REVENUES.  The $7.6 million increase in food and beverage revenues was due to food revenues increasing by approximately $2.6 million and beverage revenues increasing by approximately $5.0 million.  Food revenues increased due primarily to a $0.9 million increase in Banquet food, a $0.5 million increase in Simon Kitchen and Bar, a $0.4 million increase in Mr. Lucky’s, a $0.3 million increase in Pink Taco, a $0.2 million increase in AJ’s Steakhouse and $0.1 million increases in each of Starbuck’s, Beach Club Food and Room Service. Every food outlet had an increase in revenue year over year.  Beverage revenues increased due primarily to a $2.3 million increase in Body English which is our new club replacing Baby’s, a $0.8 million increase in Beach Club Bar due to the success of our new pool party called Rehab, a $0.8 million increase in Casino Bars, a $0.3 million increase in Banquet Bar, a $0.2 million increase in each of Sports Deluxe, Pink Taco and Simon Kitchen and Bar and a $0.1 million increase in both AJ’s Steakhouse and Mr. Lucky’s.  These increases in beverage revenues were partially offset by a decrease of $0.1 million in the Joint Bar.  The decrease in Joint Bar revenue was due to having 25 more concerts in the year ended December 31, 2003 as compared to the year ended December 31, 2004.

RETAIL REVENUES.  We believe the $0.6 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.

OTHER INCOME.  Other income increased $1.2 million primarily due to a $0.4 million increase in Love Jones, a $0.2 million increase in each of the Rock Spa, rental income from jewelry store and the Beach Club and a $0.1 million increase in Sundries.

PROMOTIONAL ALLOWANCES.  Promotional allowances remained constant as a percentage of casino revenues at 19%.

CASINO EXPENSES.  Casino expenses increased $0.1 million or less than 1% to $33.2 million from $33.1 million. The increase was primarily due to a $0.5 million increase in payroll and related expenses, a $0.4 million increase in gaming taxes, a $0.1 million increase in food and beverage comps redeemed in outlets that are not owed by the Company, a $0.1 million increase in customer reimbursed travel and a $0.1 million increase in apparel. These increases were offset partially by a $0.4 million decrease in discounts, a $0.3 million decrease in player promotions, a $0.2 million decrease in bad debt expense, a $0.1 million decrease in equipment rental and a $0.1 million decrease in other operational expenses. The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts. Casino expenses as a percentage of casino revenues increased to 58% from 57% in the prior year.

LODGING EXPENSES.  Lodging expenses in relation to lodging revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, decreased to 31% from 32% in the prior year due primarily to a higher ADR while total operating expenses prior to reclassifying complimentaries to casino expense increased approximately $1.0 million primarily related to a $0.2 million increase in labor and related expenses, a $0.5 million increase in laundry and amenities expenses due to upgrading their quality, a $0.1 million increase in credit card fees, a $0.1 million increase in professional services and a $0.1 million increase in other operating expenses.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, remained constant at 61%.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, increased to 50% from 48% in the prior year due to a shift in merchandise being sold from logo tee shirts to brand name merchandise.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income decreased to 50% from 51%.  Rental income increased, which does not have costs associated with the revenue, is the reason for this margin improving.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses in relation to gross revenues increased to 19% from 18%. The $4.4 million increase in these expenses was primarily due to a $1.0 million increase in customer promotions, a $0.3 million increase in entertainment costs associated with the Joint, a $1.1 million increase in payroll and related expenses, including management incentives and 1999 Performance Awards Plan expenses, a $0.4 million increase in guest claims and legal expense, a $0.1 million increase in insurance costs, a $0.1 million increase in contract services, a $0.2 million increase in donations, a $0.5 million increase in engineering costs, a $0.2 million increase in Environmental Services, a $0.4 increase in miscellaneous expense, a $0.1 increase in Joint ticket expense, a $0.1 increase in public relations costs and a $0.2 million increase in taxes. These costs were slightly offset by a decrease of $0.3 in advertising expense.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense decreased to $11.4 million from $11.8 million due to a large number of five year assets being fully depreciated from our expansion in 1999.

INTEREST EXPENSE.  Interest expense increased to $19.1 million from $16.6 million, an increase of $2.5 million or 16%.  This increase was primarily due to the increase in outstanding borrowings, including debt issued to pay $15.0 million of accrued dividends on the Company’s preferred stock and interest on the $50.0 million of qualified subordinated debt issued in exchange for the Company’s outstanding preferred stock and remaining accrued dividends during May 2003.

LOSS ON EARLY EXTINGUISHMENT OF DEBT.  Loss on early extinguishments of debt is related to the $3.0 million premium paid to the holders of the Company’s 9 ¼% Notes due 2005 (the “Notes”), which were tendered or called during the three month period ended June 30, 2003, and due to a $1.3 million write-off of unamortized deferred debt issuance costs related to the tendered and called Notes.

LOSS ON DISPOSAL OF ASSETS.  During May 2004, the Company opened a new nightclub called Body English. This club replaced Baby’s Nightclub. The loss included approximately $2.6 million of building improvement and equipment costs.

INCOME TAXES.  The Company has recorded a tax benefit of $0.1 million in the year ended December 31, 2003 due to an adjustment of its deferred tax assets. The Company did not have any income tax expense during the year ended December 31, 2004 due to being able to offset 100% of its income with net operating loss carryforwards from previous periods against which a valuation allowance has been placed.

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS.  Net income applicable to common shareholders was $2.5 million compared to a net loss of $0.2 million during the prior year period. The increase in net results for common shareholders was due to the factors described above in addition to a $2.3 million decrease in preferred stock dividends. Preferred dividends decreased due to the replacement of the preferred stock and remaining accrued dividends with qualified subordinated debt during May 2003.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

NET REVENUES.  Net revenues increased 8% for the year ended December 31, 2003 to $138.5 million compared to $128.1 million for the year ended December 31, 2002.  The $10.4 million increase in net revenues is primarily attributable to a $4.0 million or 10% increase in food and beverage revenues, a $3.3 million or 12% increase in lodging revenues, a $3.1 million or 6% increase in casino revenues, a $0.3 million or 4% increase in other revenues and a $0.1 million or 1% decrease in promotional allowances related to items furnished to customers on a complimentary basis.  These increases were partially offset by a $0.5 million or 6% decrease in retail revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2004 our principal sources of funds were cash on-hand at December 31, 2003 and cash provided by operating activities of $20.0 million.  The amount of cash provided by operating activities primarily includes net income of $2.5 million, depreciation and amortization of $11.4 million, provision for losses on accounts receivable of $0.2 million, amortization of loan fees of $0.5 million, loss on disposal of asset of $2.6 million and net changes in operating assets and liabilities of $2.8 million.  Other uses of funds were capital expenditures of $16.0 million, a decrease of $0.9 million in construction payables, a $0.6 million increase in other assets, $2.7 million principal payments on outstanding debt and $0.2 million in debt issuance costs.  Another source of funds was an increase of $0.1 million in proceeds from sale of property and equipment.  As a result, as of December 31, 2004, we had cash and cash equivalents of $10.7 million.

During March 2005, the Company signed an agreement with an architectural firm for a conceptual design proposal to remodel and expand our current resort.  This agreement is expected to cost $0.3 million.

During February 2004, the Company closed Baby’s nightclub to begin demolition of the existing facility and construction of a new and expanded nightclub facility at a total cost of $7.2 million including pre-opening expenses all of which has been paid as of December 31, 2004.  The new facility began operations in May 2004.

During January 2004, the Company completed a 380 space expansion of its parking garage facility at a cost of approximately $4.6 million. In the years ended December 31, 2004 and 2003 the Company paid approximately $3.2 million and $1.4 million respectively.

During March 2004, the Company entered into various agreements to remodel its Race and Sports Book. Total costs of the remodel were approximately $0.8 million all of which has been paid as of December 31, 2004.

During April 2004, the Company entered into various agreements to install new televisions in the guest hotel rooms. Total costs of the remodel were approximately $2.4 million all of which has been paid as of December 31, 2004.

We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $20.0 million Revolving Credit Facility ($20.0 million as of December 31, 2004) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to January 1,

2006.  Our ability to raise additional funds is limited by restrictions on our financing activities under our Facility and the 2013 Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The security interest is junior to the security interest in the assets securing our obligation under our Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of December 31, 2004.

The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company is in compliance with these covenants as of December 31, 2004.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 2.75% at December 31, 2004) and aggregating 4.43% at December 31, 2004), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at December 31, 2004.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.  The Company was in compliance with these covenants as of December 31, 2004.

During January 2004, the Nevada Gaming Commission served us with a complaint for disciplinary action pursuant to NRS 463.310(2) and NRS 463.312 charging violations of the Nevada Gaming Control Act and State Gaming Control Board and Nevada Gaming Commission Regulations.  The complaint contained three counts each carrying a penalty of up to $100,000.  This matter was resolved in October of 2004 with the Company agreeing to pay a $100,000 fine.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.  Currently, we have no guarantees, such as performance guarantees, keep-well agreements or indemnities.  We are not engaged in derivatives.

Contractual Obligations and Commitments

We have various contractual obligations which we record as liabilities in our consolidated financial statements.  We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received.  Additionally, we enter into contracts for goods and services such as food, inventory and entertainment.  Such liabilities are recorded as liabilities when so incurred and we expect that such contracts will generate revenue in excess of such liabilities.  The following table summarizes our contractual obligations and other commitments as of December 31, 2004 (amounts in thousands):

		Payments due by Period
Total	Total	2005	2006	2007	2008	2009 and thereafter
Long-term debt	$210,535	$5,000	$5,000	$5,000	$2,500	$193,035
Operating leases	202	173	29	—	—	—
Construction commitments	119	119	—	—	—	—
Total contractual cash obligations	$210,856	$5,292	$5,029	$5,000	$2,500	$193,035

We made cash interest payments on long-term debt of $19.2 million, $14.8 million and $12.5 million during the fiscal years ended December 31, 2004, 2003 and 2002, respectively.  We have not made significant cash tax payments during the past three years and, due to available net operating loss and AMT tax credit carryforwards, we do not anticipate making significant cash tax payments in 2005.  Total supervisory fee expenses for these services for the years ended December 31, 2004, 2003 and 2002 amounted to $3,040,000, $2,870,000 and $2,447,000, respectively, under the Company’s 25 year Amended and Restated Supervisory Agreement with Peter Morton.  The supervisory fee is equal to two percent of annual gross revenues (as defined), net of complimentaries for each year.

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

CRITICAL ACCOUNTING POLICIES

Our preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities during the reporting period.  Management periodically evaluates its policies, estimates and assumptions related to these policies.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities”.  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” addresses consolidation by business enterprises of variable interest entities, which have certain characteristics.  In October 2003, the FASB issued a FASB Staff Position regarding this Interpretation to defer the effective date for applying the provisions of the Interpretation for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003.  The Interpretation is now generally effective for financial statements of interim or annual periods ending after December 15, 2003.  The Company has completed its evaluation of this Interpretation and has determined that there is no material impact on our financial statements as of December 31, 2004.

In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The Company has completed its evaluation of SFAS 149 and has determined that there is no material effect on its financial statements as of December 31, 2004 as it does not engage in derivative activities.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted the standard on July 1, 2003 and there was no material effect on its financial statements as of December 31, 2004.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments at December 31, 2004.

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

We had $17.5 million in variable rate debt outstanding at December 31, 2004.  Based upon the variable rate debt level, a hypothetical 10% adverse change in the effective interest rate (approximately a 49 basis point increase) would increase interest expense by approximately $0.1 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

The fair value of the Company’s $140 million of 8.875% Second Lien Notes, which are due in 2013 and are publicly traded, approximated $154.0 million at December 31, 2004 based on published bid prices.  The fair value of the Company’s $50.0 million of Qualified Subordinated Junior Notes cannot be estimated as they are held by Mr. Morton or affiliates of Mr. Morton and there is no established market nor published bid prices.

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

PART III

ITEM 10.                EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age and position of each of our directors and executive officers:

NAME	AGE	POSITION

Peter A. Morton	56	Chairman of the Board, Chief Executive Officer and Secretary

Kevin Kelley	46	President and Chief Operating Officer

Brian D. Ogaz	45	Senior Vice President

James D. Bowen	43	Vice President Finance, Chief Financial Officer and Treasurer

Gilbert B. Friesen	65	Director

Stephen A. Marks	56	Director

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

Harry Morton, son of Peter Morton, was compensated  $160,000 for his role as Special Projects Director by the Company.  The Company also provided housing at the resort with estimated value of $64,000.

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

The following table sets forth the compensation we paid to our Chief Executive Officer, three executive officers and the two other individuals most highly compensated (the “Named Executive Officers”) for fiscal years 2004, 2003 and 2002.

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		All Other Compensation(1)
Peter A. Morton	2004	$—	$—	$3,039,604	(2)	$—
Chairman of the Board,	2003	—	—	2,869,627	(2)	—
Chief Executive Officer and Secretary	2002	—	—	2,446,801	(2)	—

Kevin Kelley (4)	2004	375,000	251,360	—		—
President and	2003	353,365	1,360	—		—
Chief Operating Officer	2002	—	—	—		—

Brian Ogaz (3)	2004	349,615	—	—		—
Senior Vice President	2003	198,001	—	—		—
	2002	248,306	—	—		—

James D. Bowen	2004	202,463	139,234	—		36,910
Vice President Finance,	2003	183,733	121,373	—		36,910
Chief Financial Officer and Treasurer	2002	153,118	91,514	—		39,377

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

(4)           Our Board of Directors appointed Mr. Kelley as President and Chief Operating Officer on January 20, 2003.

The following table sets forth the long-term incentive plan awards under the Company’s 1999 Performance Awards Plan during the year ended December 31, 2004.

Performances
	Number of	or Other		Estimated Future Payouts
	Shares, Units	Period Until		under Non-Stock Price-Based
	or Other	Maturation		Plans
Name	Rights	or Payout		Threshold	Target		Maximum
Kevin Kelley	n/a	3/31/2007	(1)	2,000,000	2,132,000	(2)	n/a	(3)

(1)                      The award vests 25% each March 31 beginning March 31, 2004.

(2)                      Target amount is based on the the increase in 2004 adjusted EBITDA over 2003 amounts as future adjusted EBITDA is not determinable.

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

Mr. Bowen has entered into an employment agreement, dated November 8, 2000, and amended as of September 7, 2001 and December 16, 2004.  Mr. Bowen will serve as Vice President Finance, Chief Financial Officer and Treasurer of the Company.  Mr. Bowen’s current base salary is $210,000 per year and he is entitled to an annual bonus to be determined by our Board of Directors.  If Mr. Bowen is terminated by us without Cause (as defined in the agreement), we will pay Mr. Bowen an amount representing one year of his then current base salary plus an amount equal to the average of the immediately preceding three (3) year’s annual bonuses paid to Mr. Bowen, but in no case shall such payment be less than $325,000.  In addition, Mr. Bowen shall be entitled to be paid any amounts deferred or owed under any deferred compensation plan and be entitled to be paid at a minimum a pro-rata share of any amounts that would have otherwise been due to Mr. Bowen under any deferred bonus plan.  Additionally, in the event of a Change in Control (as defined in the agreement) of the Company and if within thirty (30) days after the Change in Control Mr. Bowen tenders his resignation in conformity with Article 7.3 of the agreement, Mr. Bowen shall be entitled to be paid a lump sum termination fee to Mr. Bowen in an amount equal to the greater of (i) Six-Hundred and Fifty Thousand Dollars ($650,000.00) or (ii) twenty-four (24) months of Mr. Bowen’s base salary rate immediately prior to such termination plus an amount equal to two (2) times the average of the immediately preceding three (3) year’s annual bonuses paid to Mr. Bowen.  In addition, Mr. Bowen shall be entitled to be paid any amounts deferred or owed under any deferred compensation plan and be paid at a minimum a pro-rata share of any amounts that would have otherwise been due to Mr. Bowen under any deferred bonus plan.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We did not have a Compensation Committee during 2004. Messrs. Morton and Kelley each participated in the determination of officers’ compensation during 2004.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

During 2004, the supervisory fee of Mr. Morton, our Chief Executive Officer, was determined in accordance with his amended and restated supervisory agreement.  See “Employment Agreements.”

The salary we paid to Mr. Kelley, our Chief Operating Officer, was paid in accordance with the terms of his employment agreement.  In addition, the salary we paid to Mr. Bowen, our Chief Financial Officer, was paid in accordance with his amended employment agreement.  See “Employment Agreements.”

The annual salaries and bonuses, as applicable, of our executive officers during 2004 were determined based on past salaries and bonuses and salaries and bonuses paid by comparable companies.  Factors considered in determining bonuses included our 2004 net revenues and net income.

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

(2)                                  Includes:    (a) 12,000 shares of Class A common stock held by Lily Pond Investments, Inc.; and (b) 59,487 shares of Class B common stock held by Lily Pond.  As the holder of all the voting shares of Lily Pond, Mr. Morton is deemed to have sole voting and dispositive power with respect to the shares held by Lily Pond.

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

TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have entered into an amended and restated supervisory agreement with Mr. Morton that expires on December 31, 2022.  Subject to certain conditions, Mr. Morton has the option to renew the agreement for two successive fifteen year terms.  Pursuant to the terms of the supervisory agreement, Mr. Morton is to provide consulting and supervisory services to us in exchange for 2.0% of our annual gross revenues (as defined therein), which excludes the value of any complimentary goods or services.  We will reimburse Mr. Morton for all costs and expenses incurred by him in connection with services he provides to us.  In the event either we are or Mr. Morton is in Default (as defined in the agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default.  Total supervisory fee expenses for fiscal year 2004 were approximately $3.0 million.

Entities controlled by Mr. Morton have provided, and will continue to provide, additional support services for the development, opening and ongoing improvement and operation of the resort.  These entities have been, and will continue to be, reimbursed for the expenses relating to the provision of these services, including, without limitation, employee salary and benefits and allocated overhead.  Expenses related to these services aggregated approximately $1.8 million for fiscal year 2004.

For certain additional disclosure regarding affiliate transactions see note 6 to our Financial Statements.

ITEM 14.                                               PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees paid by the Company to Deloitte & Touche LLP during the years ended December 31, 2004 and 2003 for the audits of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q totaled approximately $84,000 and $74,000, respectively.

Audit-Related Fees

Audit-related fees paid by the Company to Deloitte & Touche LLP during the years ended December 31, 2004 and 2003 for the audit of the Company’s 401k Plan and for the 2003 Form S-4 and 2003 Amendment No. 1 to Form S-4 related to the sale and exchange of $140,000,000 of 8 7/8% Second Lien Notes Due 2013 totaled $9,000 and $140,000, respectively.

Tax Fees

Fees paid by the Company to Deloitte & Touche LLP during the years ended December 31, 2004 and 2003 for tax compliance, tax advice and tax planning services rendered to us totaled $33,000 and $17,000, respectively.

All Other Fees

The Company paid Deloitte & Touche LLP $9,000 and $1,000 to provide regulatory compliance services during the years ended December 31, 2004 and 2003, respectively.

The Company’s Board of Directors currently has no audit and non-audit pre-approval policies and procedures.

PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           The following documents are filed as part of this report:

Financial Statements; see Index to Financial Statements beginning on Page F-1.

(b)           Reports on Form 8-K:

Current Report on Form 8-K, dated October 19, 2004 (date of earliest event reported), filed on October 22, 2004, for the purpose of reporting under Item 12, Hard Rock Hotel’s results of operations for the quarter and nine-month period ended September 30, 2004.

(c)           The following Exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1)3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2)3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(1)3.3	Second Amended and Restated By-Laws of the Company

4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(5)4.1	Indenture dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(5)4.2	Form of Global 8 7/8% Second Lien Notes due 2013 (included in Exhibit 4.1)

(5)4.3	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.

(5)4.4	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.

(5)4.5	Form of Junior Subordinated Notes.

(7)4.6	First Supplemental Indenture to Indenture, dated as of November 20, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(7)4.7	Second Supplemental Indenture to Indenture, dated as of November 24, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

9.	VOTING TRUST AGREEMENTS.

(1)9.1	Amendment, dated as of July 1, 1997 to Stockholder Agreement, dated August 30, 1993, among the Company and certain stockholders listed therein.

(1)9.2	Stockholder Agreement, dated as of August 30, 1993, among the Company and certain stockholders listed there in.

10.	MATERIAL CONTRACTS.

(5)10.1	Credit Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.

(5)10.2	Second Lien Notes Security Agreement, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.

(5)10.3	Second Lien Notes Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.

(5)10.4	Second Lien Notes Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.

(5)10.5	Exchange Agreement, dated as of May 30, 2003, between the Company, Peter A. Morton and Desert Rock, Inc.

(1)10.6	Amended and Restated Supervisory Agreement, dated as of October 21, 1997, between the Company and Peter A. Morton.

(3)10.7	Employment Agreement, dated November 8, 2000, between the Company and James D. Bowen.

(4)10.8	Amendment to Employment Agreement, dated September 7, 2001, between the Company and James D. Bowen.

(1)10.9	Trademark Sublicense Agreement, dated October 24, 1997, between the Company and Peter A. Morton.

(1)10.10	Amendment No. 1 to Trademark Sublicense Agreement, dated as of March 23, 1998, between the Company and Peter A. Morton.

(5)10.11	Amendment No. 2 to Trademark Sublicense Agreement, dated as of May 30, 2003, between the Company and Peter A. Morton.

(5)10.12	Security Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.

(5)10.13	Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.

(5)10.14	Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.

(5)10.15	Form of Hard Rock Hotel, Inc. 1999 Performance Awards Plan

(6)10.16	Employment Agreement, dated June 19, 2003, between the Company and Kevin Kelley

10.17	Second Amendment to Employment Agreement, dated September 7, 2001, between the Company and James D. Bowen.

(8)10.18	Registration Rights Agreement, dated as of September 17, 2004, between the Company and Bank of America Securities, LLC.

12.	RATIO OF EARNINGS TO FIXED CHARGES.

12.1	Statement regarding the computation of ratio of earnings to fixed charges for the Company.

24.	POWERS OF ATTORNEY.

24.1	Power of Attorney (included in signature page).

31.	CERTIFICATIONS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8)           Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended September 30, 2004 (File No. 333-53211).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March 2005.

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

/s/ Peter A. Morton	Chairman,
Peter A. Morton	Chief Executive Officer, and Secretary	March 31, 2005

/s/ James D. Bowen	Chief Financial Officer,
James D. Bowen	Treasurer (Principal Accounting Officer)	March 31, 2005

/s/ Gilbert B. Friesen	Director
Gilbert B. Friesen		March 31, 2005

/s/ Stephen A. Marks	Director
Stephen A. Marks		March 31, 2005

HARD ROCK HOTEL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Hard Rock Hotel, Inc.

We have audited the accompanying balance sheets of Hard Rock Hotel, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related statements of operations, shareholders’ deficiency, and cash flows for the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule for the three years in the period ended December 31, 2004, listed in the index at Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the curcumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hard Rock Hotel, Inc., at December 31, 2004 and 2003, and the results of its operations and its cash flows for the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Las Vegas, Nevada

March 31, 2005

HARD ROCK HOTEL, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$10,655	$10,882
Accounts receivable, net of allowance for doubtful accounts of $656 and $1,237 as of December 31, 2004 and 2003, respectively	5,921	6,554
Inventories	2,234	1,743
Prepaid expenses and other current assets	2,429	2,678
Related party receivable	122	—
Total current assets	21,361	21,857

Property and equipment, net of accumulated depreciation and amortization	168,694	166,782
Deferred income taxes	1,408	1,086
Other assets, net	4,619	4,352
TOTAL ASSETS	$196,082	$194,077

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$2,105	$3,070
Construction related payables	119	982
Related party payable	298	224
Accrued expenses	13,282	12,701
Interest payable	3,620	4,184
Current portion of long-term debt	5,173	2,673
Total current liabilities	24,597	23,834

Deferred income taxes	1,155	860
Deferred Compensation	1,161	516
Qualified subordinated notes	53,036	50,037
Long-term debt	152,528	157,702
Total long-term liabilities	207,880	209,115
Total liabilities	232,477	232,949

Commitments and contingencies (Note 9)

Shareholders’ deficiency:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(43,903)	(46,380)
Total shareholders’ deficiency	(36,395)	(38,872)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$196,082	$194,077

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Revenues:
Casino	$56,916	$57,562	$54,420
Lodging	35,065	29,924	26,639
Food and beverage	53,181	45,572	41,576
Retail	7,860	8,471	8,977
Other income	8,874	7,629	7,311
Gross revenues	161,896	149,158	138,923
Less: promotional allowances	(11,232)	(10,653)	(10,774)
Net revenues	150,664	138,505	128,149

Costs and expenses:
Casino	33,186	33,053	33,368
Lodging	8,955	8,013	7,302
Food and beverage	28,476	24,219	21,904
Retail	3,603	3,725	3,934
Other	4,418	3,873	3,760
Marketing	9,045	7,627	8,058
Related party expenses	4,834	4,304	3,733
General and administrative	22,002	19,033	16,971
Depreciation and amortization	11,388	11,784	11,380
Abandonment loss	—	—	1,730
Pre-opening	530	69	306
Total costs and expenses	126,437	115,700	112,446

Income from operations	24,227	22,805	15,703

Other income (expenses):
Interest income	76	43	45
Interest expense, net	(19,125)	(16,558)	(13,209)
Loss on disposal of assets	(2,608)	—	—
Loss on early extinguishment of debt	—	(4,258)	—
Other, net	(93)	(6)	(48)

Other expenses, net	(21,750)	(20,779)	(13,212)

Income before income tax benefit	2,477	2,026	2,491

Income tax benefit	—	100	—

NET INCOME	2,477	2,126	2,491

Preferred stock dividends	—	(2,346)	(5,436)
Income (loss) applicable to common shareholders	$2,477	$(220)	$(2,945)

BASIC AND DILUTED NET LOSS PER SHARE:

Applicable to common shareholders	$32.58	$(2.89)	$(38.74)

Weighted average number of common shares outstanding	76,023	76,023	76,023

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

(in thousands, except share amounts)

	Class A common		Class B common				Total
	stock		Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	Deficiency
Balances at January 1, 2002	12,000	$—	64,023	$—	$7,508	$(43,215)	$(35,707)

Accrued dividends on redeemable preferred stock	—	—	—	—	—	(5,436)	(5,436)

Net income	—	—	—	—	—	2,491	2,491

Balances at December 31, 2002	12,000	—	64,023	—	7,508	(46,160)	(38,652)

Accrued dividends on redeemable preferred stock	—	—	—	—	—	(2,346)	(2,346)

Net income	—	—	—	—	—	2,126	2,126

Balances at December 31, 2003	12,000	—	64,023	—	7,508	(46,380)	(38,872)

Accrued dividends on redeemable preferred stock	—	—	—	—	—	—	—

Net income	—	—	—	—	—	2,477	2,477

Balances at December 31, 2004	12,000	$—	64,023	$—	$7,508	$(43,903)	$(36,395)

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

(in thousands, except supplemental information)

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Cash flows from operating activities:
Net income	$2,477	$2,126	$2,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,388	11,784	11,380
Provision for bad debt	185	308	797
Amortization of loan fees	518	592	737
Loss on early extinguishment of debt	—	4,258	—
Abandonment loss	—	—	1,730
Loss on sale of property and equipment	2,608	6	48
Changes in operating assets and liabilities:
Accounts receivable	448	3,173	(5,387)
Inventories	(491)	(7)	(96)
Prepaid expenses and other current assets	249	(823)	(479)
Related party receivable	(122)	116	(116)
Accounts payable	(965)	(494)	1,404
Related party payable	74	132	(208)
Accrued expenses	581	(2,032)	3,229
Long term deferred compensation	645	516	—
Interest payable	2,434	1,274	(53)
Decrease (increase) in deferred income taxes	(27)	(105)	82
Net cash provided by operating activities	20,002	20,824	15,559

Cash flow from investing activities:
Purchases of property and equipment	(15,975)	(13,150)	(5,759)
Proceeds from sale of property and equipment	67	83	56
Investment in Pink Taco Corp.	—	—	(1,730)
Construction related payables	(863)	803	(1,845)
Decrease (increase) in other assets	(576)	(10)	18
Net cash used in investing activities	(17,347)	(12,274)	(9,260)

Cash flows from financing activities:
Net proceeds from borrowings	—	156,983	—
Other debt issuance costs	(209)	(1,320)	—
Payment of accrued dividends on preferred stock	—	(15,000)	—
Principal payments on long-term debt	(2,673)	(144,430)	(5,751)
Premium on early retirement of long-term debt	—	(3,040)	—
Net cash used in financing activities	(2,882)	(6,807)	(5,751)

Net increase in cash and cash equivalents	(227)	1,743	548
Cash and cash equivalents, beginning of year	10,882	9,139	8,591
Cash and cash equivalents, end of year	$10,655	$10,882	$9,139

Supplemental disclosures of cash flow information:
Cash paid during the period for interest (net of amount capitalized of $126, $100 and $12 in the years ended December 31, 2004, 2003 and 2002, respectively	$19,171	$14,691	$12,481
Cash paid during the period for income taxes	$—	$100	$—

Supplemental Information about Non-Cash Investing and Financing Activities:

In conjunction with the issuance of $140,000,000 of Second Lien Notes and a $40,000,000 Senior Secured Credit Facility (of which the $20,000,000 Revolving Credit Facility portion was not drawn upon as of December 31, 2004) during May 2003, issuance costs of $2,450,000 and $567,000, respectively, were withheld from the proceeds, therefrom.

During May 2003, the Company issued $50,037,000 of Qualified Subordinated Notes to related parties and redeemed and retired the 9 1/4% Series A Cumulative Preferred Stock and the 9 1/4% Series B Cumulative Preferred Stock.

The value of the Series A Cumulative Redeemable Preferred Stock increased by approximately $3,244,000 in unpaid accrued dividends for the year ended December 31, 2002.

The value of the Series B Cumulative Redeemable Preferred Stock increased by approximately $2,192,000 in unpaid accrued dividends for the year ended December 31, 2002.

The Company purchased $432,000 and $1,441,000 of equipment in exchange for indebtedness for the years ended December 31, 2003 and December 31, 2002, respectively.

In accordance with the terms of the Junior Subordinated Notes, the Company paid interest in kind of $3.0 million during the twelve month period ended December 31, 2004 and increased the principal amount of the Junior Subordinated Notes.

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

Pre-Opening Costs and Expenses

Pre-opening costs incurred during 2004 in connection with the opening of the Company’s nightclub called Body English were charged to expense as incurred.  Pre-opening costs incurred during 2003 in connection with the opening of the Company’s lingerie store, Love Jones, and a 4,500 “mega-suite” were charged to expense as incurred.  Pre-opening costs incurred during 2002 in connection with the start-up of the Company’s restaurant Simon Kitchen and Bar were charged to expense as incurred.

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

Advertising Costs

The Company expenses the costs of all advertising campaigns and promotions as they are incurred.  Total advertising expenses (exclusive of pre-opening) for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $1.8 million, $2.1 million and $2.8 million, respectively.  These expenses are included in marketing expenses in the accompanying statements of operations.

Interest Expense

Interest expense is shown net of capitalized interest of $126,000, $100,000 and $12,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Food and beverage	$3,951	$3,781	$3,787
Lodging	1,762	1,650	1,651
Other	332	361	394
Total costs allocated to casino operating costs	$6,045	$5,792	$5,832

Casino revenues are net of cash incentives earned in our “Backstage Pass” slot club.  For the years ended December 31, 2004, 2003 and 2002, these incentives were $0.5 million, $0.8 million and $1.0 million, respectively.

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

2.                                       INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2004	December 31, 2003
Retail merchandise	$661	$674
Restaurants and bars	1,270	758
Other inventory and operating supplies	303	311
Total inventories	$2,234	$1,743

3.                                       OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31, 2004	December 31, 2003
Unamortized loan fees and financing costs on the Notes and Credit Facility (Note 7), net of accumulated amortization of $518 in 2004 and $286 in 2003	$3,742	$4,051
Cash value in life insurance policies	587	—
China, glassware, utensils, linens and other supplies	290	301
Total other assets	$4,619	$4,352

Loan fees and other financing costs are being amortized over the life of the respective loans.  Base stocks of china, glassware, utensils and linens are being amortized using the straight-line method over three years to a base stock level of 25% of original cost, with replacements expensed at the time of purchase.

4.                                       PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 2004	December 31, 2003
Land	$21,015	$21,015
Buildings and improvements	168,545	166,657
Equipment, furniture and fixtures	54,311	40,738
Memorabilia	3,230	3,184
	247,101	231,594
Less: accumulated depreciation and amortization	(79,095)	(70,058)
Construction in-process	688	5,246
Total property and equipment, net	$168,694	$166,782

5.                                       ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2004	December 31, 2003
Accrued salaries, payroll taxes and other employee benefits	$2,940	$2,605
Outstanding gaming chips and tokens	2,566	3,025
Reserve for general liability claims	665	300
Advance room, convention and customer deposits	3,716	2,639
Accrued miscellaneous taxes	816	551
Accrued progressive jackpot and slot club payouts	585	830
Advance entertainment sales	796	1,247
Other accrued liabilities	1,198	1,504
Total accrued expenses	$13,282	$12,701

6.                                       AGREEMENTS WITH RELATED PARTIES

The Company entered into a twenty-five year Amended and Restated Supervisory Agreement with Peter Morton, which provides for the supervision of the development, improvement, operation, and maintenance of the Company through 2022.  Mr. Morton has the option to renew the agreement for two successive fifteen year terms.  Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to the Company.  In the event either we are or Mr. Morton is in Default (as defined in the agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default.  As part of this agreement, the Company pays to Mr. Morton a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each year.  Total supervisory fee expenses for these services for the years ended December 31, 2004, 2003 and 2002 amounted to $3,040,000, $2,870,000 and $2,447,000, respectively.  These expenses are included in related party expenses in the accompanying statements of operations.  The unpaid amounts at December 31, 2004 and 2003 are $224,000 and $176,000, respectively, and are included in related party payable in the accompanying balance sheets.

Entities controlled by Mr. Morton have provided additional technical support services for the development, ongoing improvement and operation of the Company.  The Company reimburses these entities for all costs and expenses incurred in connection with these services, including, without limitation, employee salary and benefits and allocated overhead.  These expenses aggregated approximately $1,794,000, $1,434,000, and $1,286,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in the accompanying statements of operations.  The unpaid amounts at December 31, 2004 and 2003 are $74,000 and $48,000, respectively, and are included in related party payable in the accompanying balance sheets.

The Company has paid expenditures on behalf of an affiliated entity related to the development of a condo tel on property adjacent to the Resort. This entity is controlled by Mr. Morton. The unpaid amounts at December 31, 2004 and 2003 are $122,000 and $0, respectively, and are included in related party receivable in the accompanying balance sheets. Subsequent to December 31, 2004 the Company was reimbursed for all costs and expenses incurred as of that date.

During 2004 the Company compensated Harry Morton, son of Peter Morton, $172,000 for his position as Special Projects Director.  The Company also provided housing and other services to Harry Morton at the resort with a total estimated value of $118,000.

Immediately after the closing of the 8 7/8% Second Lien Notes due 2013, we paid a preferred stock dividend of $15.0 million and exchanged all of our outstanding preferred stock and remaining accrued and unpaid dividends for an aggregate principal amount of junior subordinated notes equal to approximately $50.1 million.  Our preferred stock was, and the majority of our junior subordinated notes are, held by Mr. Morton or affiliates of Mr. Morton.

7.                                       LONG-TERM DEBT

In May 2003, the Company obtained funding of approximately $137.6 million in net proceeds from the offering of $140.0 million aggregate principal amount of its 8.875% Second Lien Notes due 2013 (the “2013 Notes”) and paid additional costs of approximately $0.4 million in conjunction with this issuance in cash.  Concurrent with the execution of the 2013 Notes, the Company secured a $40 million Senior Secured Credit Facility (the “Facility”) through a group of banks at a cost of approximately $0.6 million which was withheld from the net proceeds.  The Facility consists of a $20 million, five-year senior secured term loan (the “Term Loan”) and a $20 million senior secured revolving credit facility (the “Revolving Credit Facility”).  As of December 31, 2004, the Company had $140.0 million outstanding in 2013 Notes, $17.5 million outstanding on its Term Loan and had no balance outstanding on the Revolving Credit Facility.  The 2013 Notes are contractually subordinated in right of payment to all indebtedness incurred pursuant to the Facility and the liens and security interests securing the obligations of the Company under the 2013 Notes are contractually subordinated to the liens securing the obligations of the Company under the Facility.

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

The Company exchanged all of its outstanding preferred stock and the remaining accrued and unpaid dividends thereon for an aggregate principal amount of junior subordinated notes equal to approximately $50.0 million (the “Subordinated Notes”).  Upon issuance of the Junior Notes, the Company’s preferred stock ceased to remain outstanding.

Junior Subordinated Notes

Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  As of December 31, 2004 the company has paid interest in kind of $2,999,000.  The Company was in compliance with these covenants as of December 31, 2004.

2013 Notes

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The security interest is junior to the security interest in the assets securing our obligation under our Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of December 31, 2004.

Facility

The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company was in compliance with these covenants as of December 31, 2004.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 2.75% at December 31, 2004) and aggregating 4.43% at December 31, 2004), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at December 31, 2004.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.  The Company was in compliance with these covenants as of December 31, 2004.

Maturities of the Company’s long-term debt are as follows (in thousands):

2005	$5,173
2006	5,029
2007	5,000
2008	2,500
2009	0
Thereafter	193,035
Total	$210,737

8.                                       INCOME TAXES

The following table provides an analysis of the Company’s income tax benefit (in thousands):

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Current	$26	6	—
Deferred (federal)	(26)	(106)	—
Income tax benefit	$0	(100)	—

Income taxes differ from the amount computed at the federal income tax statutory rate as a result of the following:

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Income tax expense (benefit) at the statutory rate	34.0%	34.0%	34.0%
Nondeductible meals and entertainment	0.4	0.4	0.1
Valuation allowance	(30.0)	(31.8)	(30.0)
Tax credits	(6.2)	(11.4)	(8.7)
Other, net	1.7	—	4.6
Effective tax rate	0%	(8.8)%	—%

The significant components of the deferred income tax assets and liabilities included in the accompanying balance sheets are as follows (in thousands):

	December 31, 2004	December 31, 2003
Deferred tax assets:		$
Accrued expenses	$1,408	1,086
Net operating loss and contributions carryforwards	11,076	12,531
Tax credits	1,621	1,297
Total deferred tax assets	$14,105	$14,914
Deferred tax liabilities:
Depreciation and amortization	$(3,448)	$(3,531)
Accrued expenses	(911)	(685)
Total deferred tax liabilities	$(4,359)	$(4,216)
Preliminary net deferred tax liability	9,746	10,698
Less: valuation allowance for deferred tax asset	(9,493)	(10,472)
Net deferred tax asset	$253	$226

In accordance with SFAS No. 109, a valuation allowance with respect to the Company’s deferred tax assets has been provided because it is not more likely than not that such deferred tax assets will not be realized.  Net operating loss carryforwards totaling approximately $32,410,000 expire between 2012 and 2020.  Alternative minimum tax credit carryforwards of approximately $313,000 may be carried forward indefinitely as a credit against regular tax.  A general business tax credit of approximately $1,290,000 may be carried forward for twenty years as a credit against regular tax.

9.                                       COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases equipment under operating leases expiring through 2006.  Future minimum rental payments under these operating leases by year of the Company are as follows (in thousands):

2005	153
2006	98
2007	1
2008	—
2009	—
Thereafter	—
Total future minimum rental payments	$252

Total rental expense was approximately $364,000, $392,000 and $529,000 during the years ended December 31, 2004, 2003 and 2002, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

Construction Commitment

In March of 2005, the Company signed an agreement with an architectural firm for a conceptual design proposal to remodel and expand our current resort.  This agreement is expected to cost $0.3 million.

Self-Insurance

The Company is self-insured for workers’ compensation claims, up to an annual stop loss of $200,000 per claim.  Management has established reserves it considers adequate to cover estimated future payments on claims incurred by the Company through December 31, 2004.

The Company has a partial self-insurance plan for general liability claims up to an annual stop loss per claim of $100,000 as of December 31, 2004.

Legal and Regulatory Proceeding

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of December 31, 2004.

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

During the years ended December 31, 2004, 2003 and 2002, the Company recorded approximately $2,072,000, $1,671,000, and $1,100,000, respectively, for these bonuses and deferred compensation agreements, in the accompanying statements of operations.

The Company maintains a 401(k) profit sharing plan whereby substantially all employees over the age of 21 who have completed one year of continuous employment and 1,000 hours of service are eligible for the plan.  Such employees joining the plan may contribute, through salary deductions, no less than 1% nor greater than 20% of their annual compensation.  The Company, at its discretion, will match 50% of the first 6% of compensation contributed by employees.  During the years ended December 31, 2004, 2003 and 2002, the Company recorded approximately $670,000, $663,000 and $659,000, respectively, for its portion of plan contributions, which are included in the accompanying statements of operations.

The Company’s Deferred Bonus Plan is a nonqualified deferred compensation programs that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. The participants are covered by life insurance policies with the Company designated as the beneficiary. Amounts charged to expense relating to this program for the year ended December 31, 2004 was $0.2 million. Included in “Deferred Compensation” in the accompanying consolidated balance sheets at December 31, 2004 was $0.2 million, relating to the Deferred Bonus Plan. Included in “Other Assets” at December 31, 2004 were life insurance policies with cash surrender values of $0.6 million relating to the Deferred Bonus Plan.

11.                                 FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s borrowings under its credit facilities approximate their fair value at December 31, 2004 and 2003, respectively.  The fair value of the Company’s long-term notes, which are publicly traded, approximated $154.0 million and $149.8 million at December 31, 2004 and 2003, respectively, based on published bid prices.  The fair value of the Company’s $50.0 million of Qualified Subordinted Notes cannot be estimated as they are held by Mr. Morton or affiliates of Mr. Morton and there is no established market nor published bid prices.

12.                                 PREFERRED STOCK

During May 2003, the Company paid $15.0 million of the accrued dividends on the Company’s preferred stock.  The Company exchanged all of its outstanding preferred stock and the remaining accrued and unpaid dividends thereon for an aggregate principal amount of Qualified Subordinted notes equal to approximately $50.0 million.  Upon issuance of these Qualified Subordinted Notes, the Company’s preferred stock ceased to remain outstanding.

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

13.                                 RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities”.  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” addresses consolidation by business enterprises of variable interest entities, which have certain characteristics.  In October 2003, the FASB issued a FASB Staff Position regarding this Interpretation to defer the effective date for applying the provisions of the Interpretation for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003.  The Interpretation is now generally effective for financial statements of interim or annual periods ending after December 15, 2003.  The Company has completed its evaluation of this Interpretation and has determined that there is no material impact on our financial statements as of December 31, 2004.

In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The Company has completed its evaluation of SFAS 149 and has determined that there is no material effect on its financial statements as of December 31, 2004 as it does not engage in derivative activities.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We adopted the standard on July 1, 2003 and there was no material effect on its financial statements as of December 31, 2004.

Hard Rock Hotel, Inc.

Schedule II - Valuation and Qualifying Accounts

Years Ended December 31, 2004, 2003 and 2002

(In Thousands)

	Balance at Beginning of period	Additions Charged to Costs and Expenses	Deductions Write-offs Net of Collections	Balance at End of Period
Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts:	$1,237	$185	$(766)	$656

Year ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts:	$1,951	$308	$(1,022)	$1,237

Year ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts:	$1,904	$797	$(750)	$1,951

The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  As of December 31, 2004, the outstanding amount of casino markers and checks deposited and returned by the bank unpaid was approximately $0.6 million, a $0.2 million or a 25% decrease over the $0.8 million approximate balance of these types of delinquent items outstanding as of December 31, 2003.  December 31, 2003, the outstanding amount of casino markers and checks deposited and returned by the bank unpaid was approximately $0.8 million, a $0.5 million or a 38% decrease over the $1.3 million approximate balance of these types of delinquent items outstanding as of December 31, 2002.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1)3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2)3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(1)3.3	Second Amended and Restated By-Laws of the Company

4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(5)4.1	Indenture dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(5)4.2	Form of Global 8 7/8% Second Lien Notes due 2013 (included in Exhibit 4.1)
(5)4.3	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.
(5)4.4	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.
(5)4.5	Form of Junior Subordinated Notes.
(7)4.6	First Supplemental Indenture to Indenture, dated as of November 20, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.
(7)4.7	Second Supplemental Indenture to Indenture, dated as of November 24, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

9.	VOTING TRUST AGREEMENTS.

(1)9.1	Amendment, dated as of July 1, 1997 to Stockholder Agreement, dated August 30, 1993, among the Company and certain stockholders listed therein.

(1)9.2	Stockholder Agreement, dated as of August 30, 1993, among the Company and certain stockholders listed there in.

10.	MATERIAL CONTRACTS.

(5)10.1	Credit Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.
(5)10.2	Second Lien Notes Security Agreement, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.
(5)10.3	Second Lien Notes Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.
(5)10.4	Second Lien Notes Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.
(5)10.5	Exchange Agreement, dated as of May 30, 2003, between the Company, Peter A. Morton and Desert Rock, Inc.
(1)10.6	Amended and Restated Supervisory Agreement, dated as of October 21, 1997, between the Company and Peter A. Morton.
(3)10.7	Employment Agreement, dated November 8, 2000, between the Company and James D. Bowen.
(4)10.8	Amendment to Employment Agreement, dated September 7, 2001, between the Company and James D. Bowen.
(1)10.9	Trademark Sublicense Agreement, dated October 24, 1997, between the Company and Peter A. Morton.
(1)10.10	Amendment No. 1 to Trademark Sublicense Agreement, dated as of March 23, 1998, between the Company and Peter A. Morton.
(5)10.11	Amendment No. 2 to Trademark Sublicense Agreement, dated as of May 30, 2003, between the Company and Peter A. Morton.
(5)10.12	Security Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.
(5)10.13	Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.
(5)10.14	Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.
(5)10.15	Form of Hard Rock Hotel, Inc. 1999 Performance Awards Plan
(6)10.16	Employment Agreement, dated June 19, 2003, between the Company and Kevin Kelley
10.17	Second Amendment to Employment Agreement, dated September 7, 2001, between the Company and James D. Bowen.

(8)10.18	Registration Rights Agreement, dated as of September 17, 2004, between the Company and Bank of America Securities, LLC.

12.	RATIO OF EARNINGS TO FIXED CHARGES.

12.1	Statement regarding the computation of ratio of earnings to fixed charges for the Company.

24.	POWERS OF ATTORNEY.

24.1	Power of Attorney (included in signature page).

31.	CERTIFICATIONS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8)       Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended September 30, 2004 (File No. 333-53211).