Form 10-Q
period 2005-03-31
HARD ROCK HOTEL INC
filed 2005-05-11
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Common Stock outstanding by class as of May 11, 2005

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

HARD ROCK HOTEL, INC.

Part I                    FINANCIAL INFORMATION

Item 1.                                     Financial Statements

HARD ROCK HOTEL, INC.

CONDENSED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	March 31, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$18,340	$10,655
Accounts receivable, net of allowance for doubtful accounts of $762 and $656 as of March 31, 2005 and December 31, 2004, respectively	7,512	5,921
Inventories	1,914	2,234
Prepaid expenses and other current assets	2,654	2,429
Related party receivable	255	122
Total current assets	30,675	21,361

Property and equipment, (net)	168,357	168,694
Deferred income taxes	1,408	1,408
Other assets, (net)	4,491	4,619

TOTAL ASSETS	$204,931	$196,082

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$4,223	$2,105
Construction related payable	—	119
Related party payable	—	298
Accrued expenses	14,562	13,282
Interest payable	5,413	3,620
Current portion of long-term debt	4,409	5,173
Total current liabilities	28,607	24,597

Deferred income taxes	1,155	1,155
Deferred Compensation	1,469	1,161
Junior notes	54,428	53,036
Long-term debt	151,250	152,528
Total long-term liabilities	208,302	207,880
Total liabilities	236,909	232,477

Commitments and contingencies:

Shareholders’ deficiency:

Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(39,486)	(43,903)
Total shareholders’ deficiency	(31,978)	(36,395)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$204,931	$196,082

The accompanying notes are an integral part of these unaudited condensed financial statements

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended March 31,
	2005	2004
Revenue:
Casino	$16,609	$13,607
Lodging	9,286	8,626
Food and beverage	15,552	11,295
Retail store	1,743	1,952
Other	2,240	1,835
Gross revenues	45,430	37,315
Less: promotional allowances	(3,174)	(2,822)
Net revenues	42,256	34,493

Costs and expenses:
Casino	8,362	9,364
Lodging	2,281	2,199
Food and beverage	7,643	6,057
Retail store	797	885
Other	1,183	965
Marketing, advertising and entertainment	2,361	2,291
General and administrative	5,781	4,893
Related party expenses	1,577	1,187
Depreciation and amortization	2,952	3,010
Pre-opening expenses	72	200
Total costs and expenses	33,009	31,051

Income from operations	9,247	3,442

Other income (expense):
Interest income	40	7
Interest expense	(4,870)	(4,705)

Income (loss) before benefit for income taxes	4,417	(1,256)

Income tax	—	—
Net income (loss) applicable to common shareholders	$4,417	$(1,256)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

Applicable to common shareholders	$58.10	$(16.52)

Weighted average number of common shares outstanding	76,023	76,023

The accompanying notes are an integral part of these unaudited condensed financial statements.

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except supplemental schedule)

(unaudited)

	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income (loss)	$4,417	$(1,256)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,952	3,010
Provision for losses on accounts receivable	96	147
Amortization of bond offering fees and costs	128	137
Changes in operating assets and liabilities:
Accounts receivable	(1,687)	672
Inventories	320	(4)
Prepaid expenses and other current assets	(225)	892
Related party receivable	(133)	(810)
Accounts payable	2,118	(583)
Related party payable	(298)	29
Accrued expenses	1,280	(23)
Long term deferred compensation	308	—
Interest payable	3,186	2,910
Net cash provided by operating activities	12,462	5,121

Cash flows used in investing activities:
Purchases of property and equipment	(2,615)	(3,841)
Construction related payables	(119)	(438)
Net cash used in investing activities	(2,734)	(4,279)

Cash flows used in financing activities:
Other debt issuance expenses	—	(149)
Payments on debt	(2,043)	(44)
Net cash used in financing activities	(2,043)	(193)

Net increase in cash and cash equivalents	7,685	649
Cash and cash equivalents, beginning of period	10,655	10,882

Cash and cash equivalents, end of period	$18,340	$11,531

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, (net of amount capitalized of $0 in the period ended March 31, 2005)	$1,557	$1,658
Cash paid during the period for income taxes, net	$—	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In accordance with the terms of the Junior Notes, the Company paid interest in kind of $1.4 million during the three month period ended March 31, 2005 and increased the principal amount of the Junior Notes.

In accordance with the terms of the Junior Notes, the Company paid interest in kind of $1.6 million during the three month period ended March 31, 2004 and increased the principal amount of the Junior Notes.

The accompanying notes are an integral part of these unaudited condensed financial statements

HARD ROCK HOTEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.                                       BASIS OF PRESENTATION

Hard Rock Hotel, Inc. (the “Company”), a Nevada corporation incorporated on August 30, 1993, operates a hotel-casino in Las Vegas, Nevada (the “Resort”).  Lily Pond Investments, Inc. (“Lily Pond”), a Nevada corporation controlled and majority owned by Peter Morton, owns all of the voting shares and 93% of the non-voting shares of the Company.  Mr. Morton has granted a sublicense to the Company, pursuant to which the Company holds the exclusive right to use the “Hard Rock Hotel” trademark for the Company’s operations in Las Vegas.  These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q and they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2005.  The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2004.

2.                                       AGREEMENTS WITH RELATED PARTIES

The Company entered into a twenty-five year Amended and Restated Supervisory Agreement with Peter Morton, Chairman and Chief Executive Officer, which provides for the supervision of the development, improvement, operation, and maintenance of the Company through 2022.  Mr. Morton has the option to renew the agreement for two successive fifteen year terms.  Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to the Company.  In the event either we are or Mr. Morton is in Default (as defined in the Supervisory Agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default.  As part of this agreement, the Company pays to Mr. Morton a supervisory fee equal to two percent of annual gross revenues (as defined in the Supervisory Agreement), net of complimentaries for each year.  Total supervisory fee expenses for these services for the three months ended March 31, 2005 and 2004 amounted to $843,000 and $678,000, respectively.  These expenses are included in related party expenses in the accompanying statements of operations.  At March 31, 2005, $7,000 was due from Mr. Morton for prepaid supervisory fee and is included in related party receivable in the accompanying balance sheet.  The unpaid amount at December 31, 2004 was $224,000, and is included in related party payable in the accompanying balance sheet.

Entities controlled by Mr. Morton have provided additional technical support services for the development, ongoing improvement and operation of the Company.  The Company reimburses these entities for all costs and expenses incurred in connection with these services, including, without limitation, employee salary and benefits and allocated overhead.  These expenses aggregated approximately $734,000 and $509,000 for the three months ended March 31, 2005 and 2004, respectively, and are included in the accompanying statements of operations.  At March 31, 2005, $176,000 was due from these entities for expenses paid in advance and is included in related party receivable in the accompanying balance sheet.  At December 31, 2004, $74,000 was due to these entities for expenses and is included in related party payable in the accompanying balance sheet.

The Company provides technical support services and pays certain overhead expenses for the development and operation of PM Realty, LLC, a development entity owned by Mr. Morton.  PM Realty, LLC reimburses the Company for all of these costs and expenses, which aggregated approximately $94,000 for the three months ended March 31, 2005.  The unpaid amounts at March 31, 2005 and December 31, 2004 are $72,000 and $122,000, respectively, and are included in related party receivable in the accompanying balance sheets.

On December 24, 2004, PM Realty LLC and the Company entered into a lease for a ten year initial term with Mr. Chow of Las Vegas, LLC, a Nevada limited liability company, for commercial space anticipated to be developed on land contiguous to the Resort.

Our preferred stock was, and a substantial portion of the junior subordinated notes are, held by Mr. Morton or affiliates of Mr. Morton (see Note 3 below).

3.                                       LONG-TERM DEBT

As of March 31, 2005, the Company had $140.0 million outstanding of its 8.875% Second Lien Notes due 2013 (the “2013 Notes”).  The Company also has a $40 million Senior Secured Credit Facility (the “Facility”) through a group of banks.  The Facility consists of a $20 million, five-year senior secured term loan (the “Term Loan”) and a $20 million senior secured revolving credit facility (the “Revolving Credit Facility”).  As of March 31, 2005, the Company had $15.5 million outstanding on its Term Loan and had no balance outstanding on its Revolving Credit Facility.  As of March 31, 2005, the Company also has approximately $54.4 million outstanding of junior subordinated notes (the “Junior Notes”), including $1.4 million of interest paid in kind during the three month period ended March 31, 2005.

2013 Notes

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The 2013 Notes are contractually subordinated in right of payment to all indebtedness incurred pursuant to the Revolving Credit Facility.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of March 31, 2005.

Revolving Credit Facility

Interest on the Revolving Credit Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable LIBOR margin (not to exceed 3.5% (applicable margin was 2.75% at March 31, 2005) and aggregating 5.3% at March 31, 2005), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at March 31, 2005.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.  The Revolving Credit Facility is secured by substantially all of the Company’s property at the Las Vegas site.  The Revolving Credit Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company was in compliance with these covenants as of March 31, 2005.

Junior Notes

Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Revolving Credit Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Revolving Credit Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50% and increases the principal amount of the Junior Notes.  On January 15, 2005, the Company paid in cash $1.3 million of interest on the Junior Notes.  The remaining $1.4 million of accrued interest was paid in kind at a rate of 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Revolving Credit Facility and any other senior debt of the Company.

The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of March 31, 2005.

4.                                       LEGAL AND REGULATORY PROCEEDINGS

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of March 31, 2005.

5.                                       CONSTRUCTION COMMITMENT

During January 2005, the Company entered into an agreement to install a new hotel reservation system.  Total costs of the project are estimated to be $0.8 million of which $0.3 million has been paid in cash as of March 31, 2005.

Item 2.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by the Company’s financial statements, including the notes thereto, and the other financial information appearing elsewhere herein and the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2004, which may be obtained upon request from the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events.  Statements containing expressions such as “believes,” “anticipates” or “expects” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements.  All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  Such factors include, without limitation, the following:  increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of our gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to our officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in our key markets; severe and unusual weather in our key markets; and adverse results of significant litigation matters.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof.  We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based.  For more information regarding risks inherent in an investment in the Company, see the section ”Business — Risk Factors” in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

OVERVIEW

Our sole business is the operation of the Hard Rock Hotel and Casino in Las Vegas, NV.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2005 COMPARED TO QUARTER ENDED MARCH 31, 2004

NET REVENUES.  Net revenues increased 23% for the quarter ended March 31, 2005 to $42.3 million compared to $34.5 million for the quarter ended March 31, 2004.  The $7.8 million increase in net revenues was primarily attributable to a $4.3 million or a 38% increase in food and beverage revenue, a $3.0 million or 22% increase in casino revenues, a $0.7 million or 8% increase in lodging revenue and a $0.4 million or 22% increase in other revenues.  These increases in revenue were partially offset by a $0.2 million or 11% decrease in retail revenue and a $0.4 million or 12% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $3.0 million increase in casino revenues was primarily due to a $2.5 million or 28% increase in table games revenues, a $0.3 million or 7% increase in slot machine revenues and a $0.2 million or 48% increase in race and sports book revenue.  The increase in table games revenues was due to an increase in hold percentage of 3.0 percentage points to 14.0% from 11.0%.  Table games drop had an increase of $0.4 million or less than 1% to $81.3 million from $81.0 million.  The average number of table games in operations decreased to 88 from 93, a decrease of 5 or 5%.  The net result of these changes in drop, hold percentage and change in number of games in operation was an increase in win per table game per day to $1,436 from $1,061, an increase of $375 or 35%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the quarter ended March 31, 2005 was 17.0% compared to 13.0% for the quarter ended March 31, 2004.  The increase in slot machine revenues was due to an increase in slot machine hold percentage and an increase in slot machine handle.  Slot machine hold percentage increased 0.3 percentage points to 5.1% from 4.8%.  Slot machine handle increased $1.3 million or 1% to $90.0 million from $88.7 million.  The average number of slot machines in operation decreased to 552 from 557, a decrease of 5 machines or 1%.  The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in win per slot machine per day to $92 from $85, an increase of $7 or 8%.  The increase in race and sports revenues was due to an increase in race and sports hold percentage and an increase in race and sports handle.  Race and sports hold percentage increased 3.1 percentage points to 12.0% from 8.9%.  Race and sports handle increased $0.6 million or 11% to $5.9 million from $5.3 million.

LODGING REVENUES.  The $0.7 million increase in hotel revenues to $9.3 million was primarily due to an increase in average daily rate (“ADR”) to $164 from $152.  Hotel occupancy increased to 93.4% from 91.6% between periods.

FOOD AND BEVERAGE REVENUES.  The $4.3 million increase in food and beverage revenues was due to food revenues increasing by approximately $0.9 million and beverage revenues increasing by approximately $3.4 million.  Food revenues increased due primarily to a $0.6 million increase in banquet food revenue, a $0.1 million increase in each of Mr. Lucky’s, room service and Pink Taco.  Every food outlet except for Simon Kitchen and Bar had an increase in revenue year over year.  Simon Kitchen and Bar had several competitors open in the surrounding Las Vegas area in the last 12 months.  Beverage revenues increased due primarily to a $2.6 million increase in Body English, which is our new club replacing Baby’s, a $0.3 million increase in banquet bar, a $0.2 million increase in the Joint bar, a $0.2 million increase in casino bars and a $0.1 million increase in Sports Deluxe Bar.

RETAIL REVENUES.  We believe the $0.2 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.

OTHER INCOME.  Other income increased $0.4 million primarily due to a $0.1 million increase in each of Rock Spa, chip and token float taken to income, box office service fees and sundry store sales.

PROMOTIONAL ALLOWANCES.  Promotional allowances decreased as a percentage of casino revenues to 19% from 21%.  This decrease is due to the 3.0 percentage point increase in table hold percentage.  The increase in table games hold percentage increases revenue without increasing promotional allowances.

CASINO EXPENSES.  Casino expenses decreased $1.0 million or 12% to $8.4 million.  The decrease was primarily due to a $0.4 million decrease in gaming taxes, a $0.3 million decrease in bad debt expenses related to potentially uncollectible credit extended to casino customers, a $0.2 million decrease in discounts on credit issued by the casino, a $0.2 million decrease in concert tickets given to guests and a $0.1 million decrease in customer promotions.  These decreases were offset partially by a $0.1 million increase in payroll and related expenses and a $0.1 million increase in gaming supplies.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  Casino expenses as a percentage of casino revenues decreased to 50% from 69%, a decrease of 19 percentage points between comparative periods due to an increase in table games hold percentage, which increased revenue without adding additional expenses.

LODGING EXPENSES.  Hotel expenses in relation to hotel revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, decreased to 29% from 31% in the prior year due primarily to a higher ADR while total operating expenses prior to reclassifying complimentaries to casino expense remained constant.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances decreased to 57% from 62% in the prior year period due to the opening of Body English Nightclub, which runs at a much higher profit margin than other food and beverage outlets.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, increased to 51% from 49% due to less retail revenue in relation to fixed retail costs.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income remained constant at 53%.

MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues decreased to 18% from 19%.  Marketing, general and administrative expenses increased $1.0 million.  This increase is due to an increase of payroll and related expenses of $0.4 million, a $0.2 million increase in professional and contract services, a $0.1 million increase in repairs and maintenance, a $0.1 million increase in utilities and a $0.1 million increase in property insurance.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization remained constant at $3.0 million.

INTEREST EXPENSE.  Interest expense increased to $4.9 million from $4.7 million, an increase of $0.2 million or 4%.  The amount of outstanding Junior Notes increased causing the additional interest expense.

INCOME TAXES.  The Company did not have income tax expense during the quarters ended March 31, 2005 and 2004 due to being able to offset 100% of its income with net operating loss carryforwards (“NOL”) from previous periods against which a valuation allowance has been placed.

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS.  Net income applicable to common shareholders was $4.4 million compared to net loss of $1.3 million during the prior year period.  The increase in net results for common shareholders was due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended March 31, 2005 our principal sources of funds were cash on-hand at December 31, 2004, and cash provided by operating activities of $12.5 million.  The amount of cash provided by operating activities primarily included net income of $4.4 million, depreciation and amortization of $3.0 million, provision for losses on accounts receivable of $0.1 million, amortization of loan fees of $0.1 million and net changes in operating assets and liabilities of $4.9 million.  Other sources and uses of funds were capital expenditures of $2.6 million, a decrease in construction payables of $0.1 million and payments on debt of $2.0 million.  As a result, as of March 31, 2005, we had cash and cash equivalents of $18.3 million.

During January 2005, the Company entered into an agreement to install a new hotel system.  Total costs of the project are estimated to be $0.8 million of which $0.3 million has been paid in cash as of March 31, 2005.

We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $20.0 million Revolving Credit Facility ($20.0 million available as of March 31, 2005) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to April 1, 2006.  Our ability to raise additional funds is limited by restrictions on our financing activities under our Revolving Credit Facility and the 2013 Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

Interest on the 2013 Notes is payable on each June 1 and December 1 which began on December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The 2013 Notes are contractually subordinated in right of payment to all indebtedness incurred pursuant to the Revolving Credit Facility.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of March 31, 2005.

Interest on the Revolving Credit Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable LIBOR margin (not to exceed 3.5% (applicable margin was 2.75% at March 31, 2005) and aggregating 5.3% at March 31, 2005), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at March 31, 2005.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.  The Revolving Credit Facility is secured by substantially all of the Company’s property at the Las Vegas site.  The Revolving Credit Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company was in compliance with these covenants as of March 31, 2005.

Interest on the Junior Notes is payable on each January 15 and July 15, which commenced on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Revolving Credit Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50% and increases the principal amount of the Junior Notes.  On January 15, 2005, the Company paid in cash $1.3 million of interest on the Junior Notes.  The remaining $1.4 million of accrued interest was paid in kind at a rate of 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Revolving Credit Facility and any other senior debt of the Company.

The Junior Notes are contractually subordinated to the 2013 Notes and the Revolving Credit Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of March 31, 2005.

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

Contractual Obligations and Commitments

We have various contractual obligations that we record as liabilities in our financial statements.  We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received.  Additionally, we enter into contracts for goods and services such as food, inventory and entertainment.  Such liabilities are recorded as liabilities when so incurred and we expect that such contracts will generate revenue in excess of such liabilities.  As of March 31, 2005, there have been no material changes to the table of contractual obligations and commitments in our most recently filed Form 10-K.

We made cash interest payments on long-term debt, including capitalized interest, of $1.6 million and $1.7 million in the three month periods ended March 31, 2005 and 2004, respectively.  We anticipate our cash interest payments for the remainder of 2005 to be in excess of these levels due to the timing of payments.  We have not made significant cash tax payments during the three month periods ended March 31, 2005 and 2004 and, due to available net operating loss and AMT tax credit carryforwards, we do not anticipate making significant cash tax payments in the remainder of 2005.  Total supervisory fee expense for the three month periods ended March 31, 2005 and 2004 amounted to $0.8 million and $0.7 million, respectively, under the Company’s Amended and Restated Supervisory Agreement with Peter Morton.  The supervisory fee is equal to two percent of annual gross revenues (as defined in the Supervisory Agreement), net of complimentaries for each year.

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

Item 3.                                     Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates.  We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments at March 31, 2005.

Our exposure to market risk for changes in interest rates relates primarily to our current Revolving Credit Facility.  In accordance with the Revolving Credit Facility, we enter into variable rate debt obligations to support general corporate purposes, including capital expenditures and working capital needs.  We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including assessment of the current and future economic environment.

We had $15.5 million in variable rate debt outstanding at March 31, 2005.  Based upon these variable rate debt levels, a hypothetical 10% adverse change in the effective interest rate (approximately a 53 basis point increase) would increase interest expense by approximately $0.1 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

The fair value of the Company’s $140 million of 8.875% Second Lien Notes, which are due in 2013 and are publicly traded, approximated $151.2 million at March 31, 2005 based on published bid prices.  The fair value of the Company’s $54.4 million of Junior Notes cannot be estimated as a substantial portion were held by Mr. Morton or affiliates of Mr. Morton and there was no established market nor published bid prices.

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

Item 6.                                     Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1)3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2)3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(1)3.3	Second Amended and Restated By-Laws of the Company

4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(3)4.1	Indenture dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(3)4.2	Form of Global 8 7/8% Second Lien Notes due 2013 (included in Exhibit 4.1)

(3)4.3	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.

(3)4.4	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.

(3)4.5	Form of Junior Subordinated Notes.

(4)4.6	First Supplemental Indenture to Indenture, dated as of November 20, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(4)4.7	Second Supplemental Indenture to Indenture, dated as of November 24, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

31.	CERTIFICATIONS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.	MATERIAL CONTRACTS.

10.1	Lease by and between the Company, PM Realty, LLC and Mr. Chow of Las Vegas, LLC dated December 24, 2004.

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

(3)                                  Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 8, 2003 (File No. 333- 106863).

(4)                                  Incorporated by reference to designated exhibit to our Registration Statement on Amendment No. 1 to Form S-4, filed with the Securities and Exchange Commission on November 26, 2003 (File No. 333- 106863).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARD ROCK HOTEL, INC.

Date: May 11, 2005	/s/ JAMES D. BOWEN
James D. Bowen
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER AND DULY AUTHORIZED OFFICER)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1)3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2)3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(1)3.3	Second Amended and Restated By-Laws of the Company

4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(3)4.1	Indenture dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(3)4.2	Form of Global 8 7/8% Second Lien Notes due 2013 (included in Exhibit 4.1)

(3)4.3	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.

(3)4.4	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.

(3)4.5	Form of Junior Subordinated Notes.

(4)4.6	First Supplemental Indenture to Indenture, dated as of November 20, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(4)4.7	Second Supplemental Indenture to Indenture, dated as of November 24, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

31.	CERTIFICATIONS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.	MATERIAL CONTRACTS.

10.1	Lease by and between the Company, PM Realty, LLC and Mr. Chow of Las Vegas, LLC dated December 24, 2004.

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

(3)                                  Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 8, 2003 (File No. 333- 106863).

(4)                                  Incorporated by reference to designated exhibit to our Registration Statement on Amendment No. 1 to Form S-4, filed with the Securities and Exchange Commission on November 26, 2003 (File No. 333- 106863).