Form 10-Q
period 2005-06-30
HARD ROCK HOTEL INC
filed 2005-08-15
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock outstanding by class as of August 15, 2005

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

HARD ROCK HOTEL, INC.

INDEX

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Condensed Balance Sheets as of June 30, 2005 and December 31, 2004

Condensed Statements of Operations for the three-month and six-month periods ended June 30, 2005 and 2004

Condensed Statements of Cash Flows for the six-month periods ended June 30, 2005 and 2004

Notes to Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

(b) Reports on Form 8-K

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

HARD ROCK HOTEL, INC.

CONDENSED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	June 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$13,384	$10,655
Accounts receivable, net of allowance for doubtful accounts of $682 and $656 as of June 30, 2005 and December 31, 2004, respectively	7,274	5,921
Inventories	2,168	2,234
Prepaid expenses and other current assets	2,572	2,429
Related party receivable	617	122
Total current assets	26,015	21,361

Property and equipment, (net)	167,131	168,694
Deferred income taxes	1,408	1,408
Other assets, (net)	4,377	4,619

TOTAL ASSETS	$198,931	$196,082

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$3,758	$2,105
Construction payable	—	119
Related party payable	285	298
Accrued expenses	12,828	13,282
Interest payable	3,663	3,620
Current portion of long-term debt	115	5,173
Total current liabilities	20,649	24,597

Deferred income taxes	1,155	1,155
Deferred Compensation	1,691	1,161
Junior notes	54,428	53,036
Long-term debt	149,000	152,528
Total long-term liabilities	206,274	207,880
Total liabilities	226,923	232,477

Commitments and contingencies:

Shareholders’ deficiency:

Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(35,500)	(43,903)
Total shareholders’ deficiency	(27,992)	(36,395)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$198,931	$196,082

The accompanying notes are an integral part of these unaudited condensed financial statements

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:
Casino	$16,141	$16,478	$32,750	$30,085
Lodging	10,392	9,399	19,678	18,025
Food and beverage	18,389	13,718	33,941	25,013
Retail store	2,100	2,159	3,843	4,111
Other	2,780	2,449	5,020	4,284
Gross revenues	49,802	44,203	95,232	81,518
Less: promotional allowances	(3,546)	(3,021)	(6,720)	(5,843)
Net revenues	46,256	41,182	88,512	75,675

Costs and expenses:
Casino	8,921	8,108	17,283	17,472
Lodging	2,393	2,181	4,674	4,380
Food and beverage	8,906	7,002	16,549	13,059
Retail store	965	959	1,762	1,844
Other	1,405	1,193	2,588	2,158
Marketing, advertising and entertainment	3,871	3,266	6,232	5,557
General and administrative	5,926	5,808	11,707	10,701
Related party expenses	1,473	1,255	3,050	2,442
Depreciation and amortization	2,947	2,923	5,899	5,933
Pre-opening expenses	124	321	196	521
Total costs and expenses	36,931	33,016	69,940	64,067

Income from operations	9,325	8,166	18,572	11,608

Other income (expense):
Loss on disposal of assets	(551)	(2,668)	(551)	(2,668)
Interest income	90	13	130	20
Interest expense	(4,878)	(4,861)	(9,748)	(9,566)

Income (loss) before benefit for income taxes	3,986	650	8,403	(606)

Income tax benefit	—	—	—	—

Net income (loss)	$3,986	$650	$8,403	$(606)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

Net income (loss)	$52.43	$8.55	$110.53	$(7.97)

Weighted average number of common shares outstanding	76,023	76,023	76,023	76,023

The accompanying notes are an integral part of these unaudited condensed financial statements.

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except supplemental schedule)

(unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Cash flows from operating activities:
Net income (loss)	$8,403	$(606)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,899	5,933
Provision for losses on accounts receivable	152	318
Amortization of bond offering fees and costs	256	263
Loss on disposal of assets	551	2,668
Changes in operating assets and liabilities
Accounts receivable	(1,505)	164
Inventories	66	(326)
Prepaid expenses and other current assets	(143)	672
Related party receivable	(495)	—
Accounts payable	1,653	(398)
Related party payable	(13)	76
Long term deferred compensation	530	—
Accrued expenses	(454)	1,074
Interest payable	1,436	1,186
Net cash provided by operating activities	16,336	11,024

Cash flows from investing activities:
Purchases of property and equipment	(4,898)	(10,693)
Construction related payables	(119)	1,099
Proceeds from sale of operating assets	11	23
Decrease in other assets	(14)	(44)
Net cash used in investing activities	(5,020)	(9,615)

Cash flows from financing activities:
Other debt issuance expenses	—	(149)
Principal payments on long-term debt	(8,587)	(87)
Net cash used in financing activities	(8,587)	(236)

Net increase in cash and cash equivalents	2,729	1,173
Cash and cash equivalents, beginning of period	10,655	10,882

Cash and cash equivalents, end of period	$13,384	$12,055

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, (net of amount capitalized of $119 in the period ended June 30, 2004)	$8,057	$8,117
Cash paid during the period for income taxes, net	$140	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In accordance with the terms of the Junior Notes, the Company paid interest in kind of $1.4 million during the six month period ended June 30, 2005 and increased the principal amount of the Junior Notes.

In accordance with the terms of the Junior Notes, the Company paid interest in kind of $1.6 million during the six month period ended June 30, 2004 and increased the principal amount of the Junior Notes.

The accompanying notes are an integral part of these unaudited condensed financial statements

HARD ROCK HOTEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.                                       BASIS OF PRESENTATION

Hard Rock Hotel, Inc. (the “Company”), a Nevada corporation incorporated on August 30, 1993, operates a hotel-casino in Las Vegas, Nevada (the “Resort”).  Lily Pond Investments, Inc. (“Lily Pond”), a Nevada corporation controlled and majority owned by Peter Morton, owns all of the voting shares and 93% of the non-voting shares of the Company.  Mr. Morton has granted a sublicense to the Company, pursuant to which the Company holds the exclusive right to use the “Hard Rock Hotel” trademark for the Company’s operations in Las Vegas.  These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly Report on Form 10-Q and they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2005.  The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and notes in our annual report on Form 10-K for the year ended December 31, 2004.

2.                                       AGREEMENTS WITH RELATED PARTIES

The Company entered into a twenty-five year Amended and Restated Supervisory Agreement with Peter Morton, Chairman and Chief Executive Officer, which provides for the supervision of the development, improvement, operation, and maintenance of the Company through 2022.  Mr. Morton has the option to renew the agreement for two successive fifteen year terms.  Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to the Company.  In the event either we are or Mr. Morton is in Default (as defined in the Supervisory Agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default.  As part of this agreement, the Company pays to Mr. Morton a supervisory fee equal to two percent of annual gross revenues (as defined in the Supervisory Agreement), net of complimentaries for each year.  Total supervisory fee expenses for these services for the six months ended June 30, 2005 and 2004 amounted to $1,763,000 and $1,496,000, respectively.  These expenses are included in related party expenses in the accompanying statements of operations.  The unpaid amounts at June 30, 2005 and December 31, 2004 are $285,000 and $224,000, respectively, and are included in related party payable in the accompanying balance sheets.

Entities controlled by Mr. Morton have provided additional technical support services for the development, ongoing improvement and operation of the Company.  The Company reimburses these entities for all costs and expenses incurred in connection with these services, including, without limitation, employee salary and benefits and allocated overhead.  These expenses aggregated approximately $1,287,000 and $946,000 for the six months ended June 30, 2005 and 2004, respectively, and are included in the accompanying statements of operations.  At June 30, 2005, $329,000 was due from these entities for expenses paid in advance and is included in related party receivable in the accompanying balance sheet.  At December 31, 2004, $74,000 was due to these entities for expenses and is included in related party payable in the accompanying balance sheet.

The Company provides technical support services and pays certain overhead expenses for the development and operation of HR Condominium Investors (Vegas), LLC, an affiliate of our Chief Executive Officer Mr. Morton.  HR Condominium Investors (Vegas), LLC reimburses the Company for all of these costs and expenses, which aggregated approximately $433,000 for the six months ended June 30, 2005.  The unpaid amounts at June 30, 2005 and December 31, 2004 are $288,000 and $122,000, respectively, and are included in related party receivable in the accompanying balance sheets.

On December 24, 2004, PM Realty LLC, a development entity owned by our Chief Executive Officer Mr. Morton, and the Company entered into a lease for a ten year initial term with Mr. Chow of Las Vegas, LLC, a Nevada limited liability company, for commercial space anticipated to be developed on land contiguous to the Resort.

Our preferred stock was, and a substantial portion of the junior subordinated notes are, held by Mr. Morton or affiliates of Mr. Morton (see Note 3 below).

3.                                       LONG-TERM DEBT

As of June 30, 2005, the Company had $140.0 million outstanding of its 8.875% Second Lien Notes due 2013 (the “2013 Notes”).  The Company also has a $40 million Senior Secured Credit Facility (the “Facility”) through a group of banks.  The Facility consists of a $20 million, five-year senior secured term loan (the “Term Loan”) and a $20 million senior secured revolving credit facility (the “Revolving Credit Facility”).  As of June 30, 2005, the Company had $9.0 million outstanding on its Term Loan and had no balance outstanding on its Revolving Credit Facility.  As of June 30, 2005, the Company also has approximately $54.4 million outstanding of junior subordinated notes (the “Junior Notes”), including $1.4 million of interest paid in kind during the six month period ended June 30, 2005.

2013 Notes

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The 2013 Notes are contractually subordinated in right of payment to all indebtedness incurred pursuant to the Revolving Credit Facility.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of June 30, 2005.

Facility

Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable LIBOR margin (not to exceed 3.5% (applicable margin was 2.50% at June 30, 2005) and aggregating 5.7% at June 30, 2005), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at June 30, 2005.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due three-months up to the maturity date.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company was in compliance with these covenants as of June 30, 2005.

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

The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of June 30, 2005.

4.             LEGAL AND REGULATORY PROCEEDINGS

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of June 30, 2005.

5.             COMMITMENT

During January 2005, the Company entered into an agreement to install a new hotel reservation system.  Total costs of the project are estimated to be $0.8 million of which $0.5 million has been paid in cash as of June 30, 2005.

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

RESULTS OF OPERATIONS

THREE-MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE-MONTHS ENDED JUNE 30, 2004

NET REVENUES.  Net revenues increased 12% for the three-months ended June 30, 2005 to $46.3 million compared to $41.2 million for the three-months ended June 30, 2004.  The $5.1 million increase in net revenues was primarily attributable to a $4.7 million or a 34% increase in food and beverage revenue, a $1.0 million or 11% increase in lodging revenue and a $0.3 million or 14% increase in other revenues.  These increases in revenue were partially offset by a $0.3 million or 2% decrease in casino revenues, $0.1 million or 3% decrease in retail revenue and a $0.5 million or 17% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $0.3 million decrease in casino revenues was primarily due to a $1.0 million or 8% decrease in table games revenues and a $0.1 million or 23% decrease in race and sports book revenue partially offset by a $0.7 million or 16% increase in slot machine revenues.  The decrease in table games revenues was due to a decrease in hold percentage of 2.6 percentage points to 13.0% from 15.6%.  Table games drop had an increase of $7.9 million or 11% to $82.8 million from $75.0 million.  The average number of table games in operations remained constant at 93.  The net result of these changes in drop and hold percentage was a decrease in win per table game per day to $1,268 from $1,387, a decrease of $119 or 9%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the three-months ended June 30, 2005 was 14.8% compared to 18.0% for the three-months ended June 30, 2004.  The increase in slot machine revenues was due to an increase in slot machine hold percentage and an increase in slot machine handle.  Slot machine hold percentage increased 0.7 percentage points to 5.9% from 5.2%.  Slot machine handle increased $2.6 million or 3% to $87.2 million from $84.6 million.  The average number of slot machines in operation increased to 551 from 546, an increase of 5 machines or 1%.  The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in win per slot machine per day to $102 from $89, an increase of $13 or 15%.  The decrease in race and sports revenues was due to a decrease in race and sports hold percentage and an increase in race and sports handle.  Race and sports hold percentage decreased 1.8 percentage points to 9.1% from 10.9%.  Race and sports handle increased $0.4 million or 12% to $3.9 million from $3.5 million.

LODGING REVENUES.  The $1.0 million increase in lodging revenues to $10.4 million was primarily due to an increase in average daily rate (“ADR”) to $176 from $157.  Hotel occupancy decreased to 97.2% from 97.4% between periods.

FOOD AND BEVERAGE REVENUES.  The $4.7 million increase in food and beverage revenues was due to food revenues increasing by approximately $1.2 million and beverage revenues increasing by approximately $3.5 million.  Food revenues increased due primarily to a $0.6 million increase in banquet food revenue, a $0.3 million increase in room service revenue due to the installation of new in room mini bars, a $0.1 million increase in each of Mr. Lucky’s, Pink Taco, Beach Club and AJ’s Steakhouse.  Every food outlet except for Simon Kitchen and Bar had an increase in revenue year over year.  Simon Kitchen and Bar had several competitors open in the surrounding Las Vegas area in the last 12 months.  Beverage revenues increased due primarily to a $2.7 million increase in Body English, which is our new club replacing Baby’s, a $0.3 million increase in Beach Club bar, a $0.2 million increase in banquet bar and a $0.1 million increase in the Joint bar.

RETAIL REVENUES.  We believe the $0.1 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.

OTHER INCOME.  Other income increased $0.3 million primarily due to a $0.1 million increase in each of Rock Spa, chip and token float taken to income and sponsorship.

PROMOTIONAL ALLOWANCES.  Promotional allowances increased as a percentage of casino revenues to 22% from 18%.  This increase is due to the 2.6 percentage point decrease in table hold percentage.  The decrease in table games hold percentage decreases table games revenue without a decrease in promotional allowances.

CASINO EXPENSES.  Casino expenses increased $0.8 million or 10% to $8.9 million.  The increase was primarily due to a $0.2 million increase in gaming taxes, a $0.1 million increase in bad debt expenses related to potentially uncollectible credit extended to casino customers, a $0.1 million increase in discounts on credit issued by the casino, a $0.1 million increase in concert tickets given to guests and a $0.1 million increase in apparel.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  Casino expenses as a percentage of casino revenues increased to 55% from 49%, an increase of 6 percentage points between comparative periods.

LODGING EXPENSES.  Lodging expenses in relation to hotel revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, remained constant at 28%.

 FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances decreased to 56% from 59% in the prior year period due to the opening of Body English Nightclub, which runs at a much higher profit margin than other food and beverage outlets.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, increased to 51% from 49% due to less retail revenue in relation to fixed retail costs.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income increased to 51% from 49%.  The increase is due to upgrading the quality of our hair salon.

MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues decreased to 20% from 21%.  Marketing, general and administrative expenses increased $0.7 million.  This increase is due to an increase of $1.3 million increase in entertainment costs and a $0.7 million increase in promotional costs for our 10 year anniversary party.  These costs were partially offset by $1.4 million decrease in promotional costs for us not having the Howard Stern show at our property this year.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization remained constant at $2.9 million.

INTEREST EXPENSE.  Interest expense remained constant at $4.9 million.

INCOME TAXES.  The Company did not have income tax expense during the six-months ended June 30, 2005 and 2004 due to being able to offset 100% of its income with net operating loss carryforwards (“NOL”) from previous periods against which a valuation allowance has been placed.

NET INCOME (LOSS) Net income was $4.0 million compared to $0.7 million during the prior year period.  The increase in net results for common shareholders was due to the factors described above as well a $2.1 million decrease in other expense.  Other expenses for the quarter ended June 30, 2004, had a $2.6 million dollar loss for the renovation of our night club called Baby’s into our new night club called Body English.

SIX-MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX-MONTHS ENDED JUNE 30, 2004

NET REVENUES.  Net revenues increased 17% for the six-months ended June 30, 2005 to $88.5 million compared to $75.7 million for the six-months ended June 30, 2004.  The $12.8 million increase in net revenues was primarily attributable to a $8.9 million or a 36% increase in food and beverage revenue, a $2.7 million or 9% increase in casino revenues, a $1.7 million or 9% increase in lodging revenue and a $0.7 million or 17% increase in other revenues.  These increases in revenue were partially offset by $0.3 million or 7% decrease in retail revenue and a $0.9 million or 15% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $2.7 million increase in casino revenues was primarily due to a $1.5 million or 7% increase in table games revenues, a $1.0 million or 12% increase in slot machine revenues and a $0.1 million or 17% increase in race and sports book revenue.  The increase in table games revenues was due to an increase in table games drop as well as hold percentage.  Table games drop had an increase of $8.2 million or 5% to $164.2 million from $155.9 million.  Table games hold percentage had an increase of 0.3 percentage points to 13.5% from 13.2%.  The average number of table games in operations decreased to 91 from 93, a decrease of 2 or 2%.  The net result of these changes in drop, hold percentage and change in number of games in operation was an increase in win per table game per day to $1,342 from $1,216, an increase of $126 or 10%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the six-months ended June 30, 2005 was 15.5% compared to 15.4% for the six-months ended June 30, 2004.  The increase in slot machine revenues was due to an increase in slot machine hold percentage and an increase in slot machine handle.  Slot machine hold percentage increased 0.5 percentage points to 5.5% from 5.0%.  Slot machine handle increased $3.9 million or 2% to $177.2 million from $173.3 million.  The average number of slot machines in operation increased to 552 from 551, an increase of 1 machine or less than 1%.  The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in win per slot machine per day to $97 from $87, an increase of $10 or 12%.  The increase in race and sports revenues was due to an increase in race and sports hold percentage and an increase in race and sports handle.  Race and sports hold percentage increased 1.1 percentage points to 10.8% from 9.7%.  Race and sports handle increased $1.0 million or 12% to $9.9 million.

LODGING REVENUES.  The $1.7 million increase in lodging revenues to $19.7 million was primarily due to an increase in average daily rate (“ADR”) to $170 from $155.  Hotel occupancy increased to 95.3% from 94.5% between periods.

FOOD AND BEVERAGE REVENUES.  The $8.9 million increase in food and beverage revenues was due to food revenues increasing by approximately $2.1 million and beverage revenues increasing by approximately $6.8 million.  Food revenues increased due primarily to a $1.2 million increase in banquet food revenue, a $0.4 million increase in room service revenue due to the installation of new in room mini bars, a $0.2 million increase in Mr. Lucky’s, a $0.1 million increase in each of Pink Taco, Beach Club and AJ’s Steakhouse.  Every food outlet except for Simon Kitchen and Bar had an increase in revenue year over year.  Simon Kitchen and Bar had several competitors open in the surrounding Las Vegas area in the last 12 months.  Beverage revenues increased due primarily to a $5.3 million increase in Body English, which is our new club replacing Baby’s, a $0.5 million increase in banquet bar, a $0.3 million increase in The Joint bar, a $0.3 million increase in Beach Club bar, a $0.2 million increase in casino bars and a $0.1 million increase in Sports Deluxe Bar.

RETAIL REVENUES.  We believe the $0.3 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.

OTHER INCOME.  Other income increased $0.7 million primarily due to a $0.2 million increase in token float taken to income and a $0.1 million increase in each of Rock Spa, Sundry Store, Cuba Libre, Love Jones and box office revenue.

PROMOTIONAL ALLOWANCES.  Promotional allowances increased as a percentage of casino revenues to 21% from 19%.  This increase is due to additional promotional items associated with a full six months of operating Body English.  Casino issued promotional allowances as a percentage of casino revenues remained constant at 16%.

CASINO EXPENSES.  Casino expenses decreased $0.2 million or 1% to $17.3 million.  The decrease was primarily due to a $0.2 million decrease in bad debt expenses related to potentially uncollectible credit extended to casino customers, a $0.1 million decrease in gaming taxes, a $0.1 million decrease in discounts on credit issued by the casino, a $0.1 million decrease in concert tickets given to guests and a $0.1 million decrease in customer travel.  These decreases were offset partially by a $0.3 million increase in payroll and related expenses and a $0.1 million increase in operating supplies.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  Casino expenses as a percentage of casino revenues decreased to 53% from 58%, a decrease of 5 percentage points between comparative periods due to the changes mentioned above.

LODGING EXPENSES.  Hotel expenses in relation to hotel revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, decreased to 29% from 30% in the prior year due primarily to a higher ADR while total operating expenses prior to reclassifying complimentaries to casino expense remained constant.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances decreased to 56% from 60% in the prior year period due to the opening of Body English Nightclub, which runs at a much higher profit margin than other food and beverage outlets.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, increased to 51% from 49% due to less retail revenue in relation to fixed retail costs.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income remained increased to 52% from 50%.  The increase is due to upgrading the quality of our hair salon.

MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues decreased to 19% from 20%.  Marketing, general and administrative expenses increased $1.7 million.  This increase is due to a $1.0 million increase in entertainment costs,  a $0.8 million increase in payroll and related expenses, a $0.4 million increase in promotional costs related to our 10 year anniversary party, a $0.2 increase in advertising costs, a $0.2 million increase in utilities, a $0.2 million increase in property insurance, a $0.1 million increase in taxes and licenses, a $0.1 million increase in professional services, a $0.1 million increase in contract services, a $0.1 million increase in repairs and maintenance and $0.1 million increase in equipment rental.  These costs were partially offset by $1.4 million decrease in promotional costs for us not having the Howard Stern show at our property this year and a $0.2 decrease in guest claims.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization remained constant at $5.9 million.

INTEREST EXPENSE.  Interest expense increased to $9.7 million from $9.6 million, an increase of $0.1 million or 2%.  The amount of outstanding Junior Notes increased causing the additional interest expense.

INCOME TAXES.  The Company did not have income tax expense during the nine-months ended June 30, 2005 and 2004 due to being able to offset 100% of its income with net operating loss carryforwards (“NOL”) from previous periods against which a valuation allowance has been placed.

NET INCOME (LOSS).  Net income was $8.4 million compared to net loss of $0.6 million during the prior year period.  The increase in net results for common shareholders was due to the factors described above.  The increase in net results for common shareholders was due to the factors described above as well a $2.1 million decrease in other expense.  Other expenses for the six months ended June 30, 2004, had a $2.6 million dollar loss for the renovation of our night club called Baby’s into our new night club called Body English.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended June 30, 2005 our principal sources of funds were cash on-hand at December 31, 2004, and cash provided by operating activities of $16.3 million.  The amount of cash provided by operating activities primarily included net income of $8.4 million, depreciation and amortization of $5.9 million, provision for losses on accounts receivable of $0.2 million, amortization of loan fees of $0.3 million and net changes in operating assets and liabilities of $1.5 million.  Other sources and uses of funds were capital expenditures of $4.9 million, a decrease in construction payables of $0.1 million and payments on debt of $8.6 million.  As a result, as of June 30, 2005, we had cash and cash equivalents of $13.4 million.

During January 2005, the Company entered into an agreement to install a new hotel system.  Total costs of the project are estimated to be $0.8 million of which $0.5 million has been paid in cash as of June 30, 2005.

We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $20.0 million Facility ($20.0 million available as of June 30, 2005) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to July 1, 2006.  Our ability to raise additional funds is limited by restrictions on our financing activities under our Facility and the 2013 Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

                Interest on the 2013 Notes is payable on each June 1 and December 1 which began on December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The 2013 Notes are contractually subordinated in right of payment to all indebtedness incurred pursuant to the Facility.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of June 30, 2005.

                Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable LIBOR margin (not to exceed 3.5% (applicable margin was 2.5% at June 30, 2005) and aggregating 5.7% at June 30, 2005), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at June 30, 2005.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due three-months up to the maturity date.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company was in compliance with these covenants as of June 30, 2005.

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

                The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of June 30, 2005.

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

Contractual Obligations and Commitments

                We have various contractual obligations that we record as liabilities in our financial statements.  We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received.  Additionally, we enter into contracts for goods and services such as food, inventory and entertainment.  Such liabilities are recorded as liabilities when so incurred and we expect that such contracts will generate revenue in excess of such liabilities.  As of June 30, 2005, there have been no material changes to the table of contractual obligations and commitments in our most recently filed Form 10-K.

                We made cash interest payments on long-term debt, including capitalized interest, of $8.1 million and $8.1 million in the six month periods ended June 30, 2005 and 2004, respectively.  We anticipate our cash interest payments for the remainder of 2005 to be constant with these levels.  We have not made significant cash tax payments during the six month periods ended June 30, 2005 and 2004 and, due to available net operating loss and AMT tax credit carryforwards, we do not anticipate making significant cash tax payments in the remainder of 2005.  Total supervisory fee expense for the six month periods ended June 30, 2005 and 2004 amounted to $1.8 million and $1.5 million, respectively, under the Company’s Amended and Restated Supervisory Agreement with Peter Morton.  The supervisory fee is equal to two percent of annual gross revenues (as defined in the Supervisory Agreement), net of complimentaries for each year.

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

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk

                Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates.  We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments at June 30, 2005.

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

                We had $9.0 million in variable rate debt outstanding at June 30, 2005.  Based upon these variable rate debt levels, a hypothetical 10% adverse change in the effective interest rate (approximately a 57 basis point increase) would increase interest expense by approximately $0.1 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

                The fair value of the Company’s $140 million of 8.875% Second Lien Notes, which are due in 2013 and are publicly traded, approximated $151.2 million at June 30, 2005 based on published bid prices.  The fair value of the Company’s $54.4 million of Junior Notes cannot be estimated as there was no established market nor published bid prices and a portion was held by an affiliate of Mr. Morton.

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

                                (b)  Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal six-months to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

                Item 1.    Legal Proceedings

                We are a defendant in various lawsuits relating to routine matters incidental to our business.  Management does not believe that the outcome of any litigation, in the aggregate, will have a material adverse effect on our business or results of operations.

`               Item 6.    Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1)3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2)3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(1)3.3	Second Amended and Restated By-Laws of the Company

4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(3)4.1	Indenture dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(3)4.2	Form of Global 8 7/8% Second Lien Notes due 2013 (included in Exhibit 4.1)

(3)4.3	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.

(3)4.4	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.

(3)4.5	Form of Junior Subordinated Notes.

(4)4.6	First Supplemental Indenture to Indenture, dated as of November 20, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 87/8% Second Lien Notes due 2013.

(4)4.7	Second Supplemental Indenture to Indenture, dated as of November 24, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 87/8% Second Lien Notes due 2013.

31.	CERTIFICATIONS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.	MATERIAL CONTRACTS.

(5)10.1	Lease by and between the Company, PM Realty, LLC and Mr. Chow of Las Vegas, LLC dated December 24, 2004.

(1)                                  Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 21, 1998 (File No. 333- 53211).

(2)                                  Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the three-months ended August 31, 1999 (File No. 333-53211).

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

(5)                                  Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the three-months ended March 31, 2005 (File No. 333-53211).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARD ROCK HOTEL, INC.

Date: August 15, 2005	/s/ JAMES D. BOWEN
James D. Bowen
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER AND DULY AUTHORIZED OFFICER)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1)3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2)3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(1)3.3	Second Amended and Restated By-Laws of the Company

4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(3)4.1	Indenture dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(3)4.2	Form of Global 8 7/8% Second Lien Notes due 2013 (included in Exhibit 4.1)

(3)4.3	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.

(3)4.4	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.

(3)4.5	Form of Junior Subordinated Notes.

(4)4.6	First Supplemental Indenture to Indenture, dated as of November 20, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 87/8% Second Lien Notes due 2013.

(4)4.7	Second Supplemental Indenture to Indenture, dated as of November 24, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 87/8% Second Lien Notes due 2013.

31.	CERTIFICATIONS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.	MATERIAL CONTRACTS.

(5)10.1	Lease by and between the Company, PM Realty, LLC and Mr. Chow of Las Vegas, LLC dated December 24, 2004.

(1)                                  Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 21, 1998 (File No. 333- 53211).

(2)                                  Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the three-months ended August 31, 1999 (File No. 333-53211).

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

(5)                                  Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the three-months ended March 31, 2005 (File No. 333-53211).