Form 10-Q
period 2005-09-30
HARD ROCK HOTEL INC
filed 2005-11-14
CIK 1059744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock outstanding by class as of November 14, 2005

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

HARD ROCK HOTEL, INC.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

HARD ROCK HOTEL, INC.

CONDENSED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	September 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$17,499	$10,655
Accounts receivable, net of allowance for doubtful accounts of $879 and $656 as of September 30, 2005 and December 31, 2004, respectively	8,311	5,921
Inventories	1,954	2,234
Prepaid expenses and other current assets	2,801	2,429
Related party receivable	869	122
Total current assets	31,434	21,361

Property and equipment, (net)	165,685	168,694
Deferred income taxes	1,408	1,408
Other assets, (net)	4,252	4,619

TOTAL ASSETS	$202,779	$196,082

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$2,396	$2,105
Construction payable	—	119
Related party payable	300	298
Accrued expenses	14,580	13,282
Interest payable	5,367	3,620
Current portion of long-term debt	72	5,173
Total current liabilities	22,715	24,597

Deferred income taxes	1,155	1,155
Deferred compensation	2,211	1,161
Junior notes	55,857	53,036
Long-term debt	144,000	152,528
Total long-term liabilities	203,223	207,880
Total liabilities	225,938	232,477

Commitments and contingencies:

Shareholders’ deficiency:

Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(30,667)	(43,903)
Total shareholders’ deficiency	(23,159)	(36,395)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$202,779	$196,082

The accompanying notes are an integral part of these unaudited condensed financial statements

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:
Casino	$17,949	$14,165	$50,699	$44,250
Lodging	10,180	9,303	29,858	27,328
Food and beverage	17,315	14,849	51,256	39,862
Retail store	2,050	1,931	5,893	6,042
Other	2,633	2,346	7,653	6,630
Gross revenues	50,127	42,594	145,359	124,112
Less: promotional allowances	(3,602)	(2,978)	(10,322)	(8,821)
Net revenues	46,525	39,616	135,037	115,291

Costs and expenses:
Casino	9,792	8,114	27,075	25,586
Lodging	2,405	2,328	7,079	6,708
Food and beverage	8,769	7,736	25,318	20,795
Retail store	1,002	859	2,764	2,703
Other	1,465	1,228	4,053	3,386
Marketing, advertising and entertainment	2,102	1,552	8,334	7,109
General and administrative	6,880	6,040	18,587	16,741
Related party expenses	1,451	1,287	4,501	3,729
Depreciation and amortization	3,001	2,421	8,900	8,354
Loss (gain) on disposal of assets	(37)	(1)	514	2,667
Pre-opening expenses	87	9	283	530
Total costs and expenses	36,917	31,573	107,408	98,308

Income from operations	9,608	8,043	27,629	16,983

Other income (expense):
Interest income	88	22	218	42
Interest expense	(4,863)	(4,688)	(14,611)	(14,254)

Income before benefit for income taxes	4,833	3,377	13,236	2,771

Income tax benefit	—	—	—	—

Net income	$4,833	$3,377	$13,236	$2,771

BASIC AND DILUTED NET INCOME PER SHARE:

Net income	$63.57	$44.42	$174.11	$36.45

Weighted average number of common shares outstanding	76,023	76,023	76,023	76,023

The accompanying notes are an integral part of these unaudited condensed financial statements.

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except supplemental schedule)

(unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cash flows from operating activities:
Net income	$13,236	$2,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,900	8,354
Provision for losses on accounts receivable	358	25
Amortization of bond offering fees and costs	384	390
Loss on disposal of assets	514	2,667
Changes in operating assets and liabilities
Accounts receivable	(2,748)	734
Inventories	280	(38)
Prepaid expenses and other current assets	(372)	552
Related party receivable	(747)	(299)
Accounts payable	291	(472)
Related party payable	2	83
Long term deferred compensation	1,050	—
Accrued expenses	1,298	1,868
Interest payable	4,569	4,163
Net cash provided by operating activities	27,015	20,798

Cash flows from investing activities:
Purchases of property and equipment	(6,424)	(13,730)
Construction related payables	(119)	(862)
Proceeds from sale of operating assets	19	61
Decrease in other assets	(17)	(33)
Net cash used in investing activities	(6,541)	(14,564)

Cash flows from financing activities:
Other debt issuance expenses	—	(149)
Principal payments on long-term debt	(13,630)	(130)
Net cash used in financing activities	(13,630)	(279)

Net increase in cash and cash equivalents	6,844	5,955
Cash and cash equivalents, beginning of period	10,655	10,882

Cash and cash equivalents, end of period	$17,499	$16,837

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, (net of amount capitalized of $189 in the period ended September 30, 2004)	$9,658	$12,701
Cash paid during the period for income taxes, net	$210	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In accordance with the terms of the Junior Notes, the Company paid interest in kind of $2.8 million during the nine month period ended September 30, 2005 and increased the principal amount of the Junior Notes.

In accordance with the terms of the Junior Notes, the Company paid interest in kind of $3.0 million during the nine month period ended September 30, 2004 and increased the principal amount of the Junior Notes.

The accompanying notes are an integral part of these unaudited condensed financial statements

HARD ROCK HOTEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION

Hard Rock Hotel, Inc. (the “Company”), a Nevada corporation incorporated on August 30, 1993, operates a hotel-casino in Las Vegas, Nevada (the “Resort”).  Lily Pond Investments, Inc. (“Lily Pond”), a Nevada corporation controlled and majority owned by Peter Morton, owns all of the voting shares and 93% of the non-voting shares of the Company.  Mr. Morton has granted a sublicense to the Company, pursuant to which the Company holds the exclusive right to use the “Hard Rock Hotel” trademark for the Company’s operations in Las Vegas.  These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q and they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period.  Certain reclassifications have been made to the income statement but these reclassifications did not have an effect on net income.  Actual results could differ from these estimates.  Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2005.  The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2004.

2.             AGREEMENTS WITH RELATED PARTIES

The Company has entered into a twenty-five year Amended and Restated Supervisory Agreement with Peter Morton, Chairman and Chief Executive Officer, which provides for the supervision of the development, improvement, operation, and maintenance of the Company through 2022.  Mr. Morton has the option to renew the agreement for two successive fifteen year terms.  Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to the Company.  In the event either we are or Mr. Morton is in Default (as defined in the Supervisory Agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default.  As part of this agreement, the Company pays Mr. Morton a supervisory fee equal to two percent of annual gross revenues (as defined in the Supervisory Agreement), net of promotional allowances for each year.  Total supervisory fee expenses for these services for the nine months ended September 30, 2005 and 2004 amounted to $2,695,000 and $2,333,000, respectively.  These expenses are included in related party expenses in the accompanying statements of operations.  The unpaid amounts at September 30, 2005 and December 31, 2004 are $300,000 and $224,000, respectively, and are included in related party payable in the accompanying balance sheets.

Entities controlled by Mr. Morton have provided additional technical support services for the development, ongoing improvement and operation of the Company.  The Company reimburses these entities for all costs and expenses incurred in connection with these services, including, without limitation, employee salary and benefits and allocated overhead.  These expenses aggregated approximately $1,806,000 and $1,396,000 for the nine months ended September 30, 2005 and 2004, respectively, and are included in related party expenses the accompanying statements of operations.  At September 30, 2005, $314,000 was due from these entities for expenses paid in advance and is included in related party receivable in the accompanying balance sheet.  At December 31, 2004, $74,000 was due to these entities for expenses and is included in related party payable in the accompanying balance sheet.

The Company provides technical support services and pays certain overhead expenses for the development and operation of HR Condominium Investors (Vegas), LLC, an affiliate of our Chief Executive Officer Mr. Morton.  HR Condominium Investors (Vegas), LLC is developing the property adjacent to the Resort and has recently signed a commitment for a loan facility in the amount of $1,250,000,000 for such development.  The development is expected to add approximately 1,350 condominiums, a new Joint, new restaurants, new spa, meeting and ballroom facilities, new pools and other amenities.  HR Condominium Investors (Vegas), LLC (“HRCI”) reimburses the Company for all of these costs and expenses, which aggregated approximately $601,000 for the nine months ended September 30, 2005.  The unpaid amounts at September 30, 2005 and December 31, 2004 are $555,000 and $122,000, respectively, and are included in related party receivable in the accompanying balance sheets.

On December 24, 2004, PM Realty LLC, a development entity owned by our Chief Executive Officer Mr. Morton, and the Company entered into a lease for a ten year initial term with Mr. Chow of Las Vegas, LLC, a Nevada limited liability company, for commercial space anticipated to be developed on land contiguous to the Resort.

During the nine months ended September 30, 2005 and 2004, the Company paid compensation to Harry Morton, son of Peter Morton, of $168,000 and $114,000, respectively, for his position as Special Projects Director.  The Company also provided housing and other services to Harry Morton at the resort with a total estimated value during the nine months ended September 30, 2005 and 2004, of $37,000 and $48,000, respectively.

Our preferred stock was, and a portion of the junior subordinated notes are, held by an affiliate of Mr. Morton (see Note 3 below).

3.                                       LONG-TERM DEBT

As of September 30, 2005, the Company had $140.0 million outstanding of its 8.875% Second Lien Notes due 2013 (the “2013 Notes”).  The Company also has a $40 million Senior Secured Credit Facility (the “Facility”) through a group of banks.  The Facility consists of a $20 million, five-year senior secured term loan (the “Term Loan”) and a $20 million senior secured revolving credit facility (the “Revolving Credit Facility”).  As of September 30, 2005, the Company had $4.0 million outstanding on its Term Loan and had no balance outstanding on its Revolving Credit Facility.  As of September 30, 2005, the Company also had approximately $55.9 million outstanding of junior subordinated notes (the “Junior Notes”), including $2.8 million of interest paid in kind during the nine month period ended September 30, 2005.

2013 Notes

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The 2013 Notes are contractually subordinated in right of payment to all indebtedness incurred pursuant to the Revolving Credit Facility.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of September 30, 2005.

Facility

Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable LIBOR margin (not to exceed 3.5% (applicable margin was 2.50% at September 30, 2005) and aggregating 5.9% at September 30, 2005), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at September 30, 2005.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due three-months up to the maturity date.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company was in compliance with these covenants as of September 30, 2005.

Junior Notes

Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to

9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50% and increases the principal amount of the Junior Notes.  For the nine months ended September 30, 2005, the Company paid in cash $2.7 million of interest on the Junior Notes.  The remaining $2.8 million of accrued interest was paid in kind at a rate of 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.

The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of September 30, 2005.

4.             LEGAL AND REGULATORY PROCEEDINGS

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of September 30, 2005.

5.             COMMITMENT

During January 2005, the Company entered into an agreement to install a new hotel reservation system.  Total costs of the project were approximately $0.7 million all of which has been paid in cash as of September 30, 2005.

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

RESULTS OF OPERATIONS

THREE-MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE-MONTHS ENDED SEPTEMBER 30, 2004

NET REVENUES.  Net revenues increased 17% for the three-months ended September 30, 2005 to $46.5 million compared to $39.6 million for the three-months ended September 30, 2004.  The $6.9 million increase in net revenues was primarily attributable to a $3.8 million or 27% increase in casino revenues, a $2.5 million or a 17% increase in food and beverage revenue, a $0.9 million or 9% increase in lodging revenue, a $0.3 million or 12% increase in other revenues and a $0.1 million or a 6% increase in retail revenue.  These increases in revenue were partially offset by a $0.6 million or 21% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $3.8 million increase in casino revenues was primarily due to a $3.2 million or 31% increase in table games revenues, a $0.4 million or 10% increase in slot machine revenues and a $0.2 million or 119% increase in race and sports book revenue.  The increase in table games revenues was due to an increase in hold percentage and an increase in table games drop.  Table games hold percentage increased 2.5 percentage points to 16.5% from 14.0%.  Table games drop increased $8.5 million or 12% to $79.2 million from $70.7 million.  The average number of table games in operation increased to 94 from 91, an increase of 3 table games or 4%.  The net result of these changes in drop and hold percentage was an increase in win per table game per day to $1,504 from $1,180, an increase of $324 or 27%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the Strip, our net hold percentage for the three-months ended September 30, 2005 was 19.3% compared to 16.0% for the three-months ended September 30, 2004.  The increase in slot machine revenues was due to an increase in slot machine handle partially offset by a decrease in slot machine hold percentage.  Slot machine handle increased $21.8 million or 28% to $100.4 million from $78.6 million.  Slot machine hold percentage decreased 0.7 percentage points to 4.5% from 5.2%.  The average number of slot machines in operation increased to 552 from 546, an increase of 6 machines or 1%.  The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in win per slot machine per day to $89 from $82, an increase of $7 or 9%.  The increase in race and sports revenues was due to an increase in race and sports hold percentage.  Race and sports hold percentage increased 5.0 percentage points to 11.7% from 6.7%.  Race and sports handle remained constant at $3.4 million.

LODGING REVENUES.  The $0.9 million increase in lodging revenues to $10.2 million from $9.3 million was primarily due to an increase in average daily rate (“ADR”) to $177 from $154.  Hotel occupancy decreased to 95.6% from 96.9% between periods.

FOOD AND BEVERAGE REVENUES.  The $2.5 million increase in food and beverage revenues was due to food revenues increasing by approximately $0.7 million and beverage revenues increasing by approximately $1.8 million.  Food revenues increased due primarily to a $0.2 million increase in room service revenue due to the installation of new in room mini bars, a $0.1 million increase in each of Mr. Lucky’s, banquet food revenue, Pink Taco and AJ’s Steakhouse.  Every food outlet had an increase in revenue year over year.  Beverage revenues increased due primarily to a $0.9 million increase in Body English, a $0.4 million increase in Beach Club bar due to our “Rehab” pool party on Sundays and a $0.1 million increase in each of banquet bar, Joint bar, casino bars and Pink Taco.

RETAIL REVENUES.  Retail revenue increased $0.1 million to $2.1 million.  We believe this is due to training programs implemented to increase customer service and selling techniques.

OTHER INCOME.  Other income increased $0.3 million primarily due to a $0.1 million increase in both chip and token float taken to income and sponsorship.

PROMOTIONAL ALLOWANCES.  Promotional allowances decreased as a percentage of casino revenues to 20% from 21%.  This decrease is due to the 2.5 percentage point increase in table hold percentage.  The increase in table games hold percentage increases table games revenue without an increase in promotional allowances.

CASINO EXPENSES.  Casino expenses increased $1.7 million or 21% to $9.8 million.  The increase was primarily due to a $0.5 million increase in bad debt expenses related to potentially uncollectible credit extended to casino customers, a

$0.3 million increase in customer promotions, a $0.2 million increase in gaming taxes, a $0.2 million increase in payroll and related expenses, a $0.1 million increase in concert tickets given to guests, a $0.1 million increase in customer reimbursed travel and a $0.1 million increase in apparel.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  Casino expenses as a percentage of casino revenues decreased to 55% from 57%, a decrease of 2 percentage points between comparative periods.

LODGING EXPENSES.  Lodging expenses in relation to hotel revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, decreased to 29% from 30%, a decrease of 1 percentage point between comparative periods.  This increase in efficiency is due to the $23 increase in average daily rate which increases lodging revenue without a corresponding increase in lodging expense.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances decreased to 58% from 59% in the prior year period due to the opening of Body English Nightclub, which runs at a much higher profit margin than other food and beverage outlets.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, increased to 54% from 50%.  This decrease in efficiency is due to additional expense in training our staff.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income increased to 56% from 52%.  The increase is due to upgrading the quality of our hair salon.

MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues remained constant at 18%.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense increased to $3.0 million from $2.4 million, an increase of $0.6 million or 24%.

INTEREST EXPENSE.  Interest expense increased to $4.9 million from $4.7 million, an increase of $0.2 million or 4%.  The additional interest expense was a result of the increase in the amount of outstanding Junior Notes.

INCOME TAXES.  The Company did not have income tax expense during the three-months ended September 30, 2005 and 2004 due to being able to offset 100% of its income with net operating loss carryforwards (“NOL”) from previous periods against which a valuation allowance has been placed.

NET INCOME.  Net income was $4.8 million compared to $3.4 million during the prior year period.  The increase in net results for common shareholders was due to the factors described above.

NINE-MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE-MONTHS ENDED SEPTEMBER 30, 2004

NET REVENUES.  Net revenues increased 17% for the nine-months ended September 30, 2005 to $135.0 million compared to $115.3 million for the nine-months ended September 30, 2004.  The $19.7 million increase in net revenues was primarily attributable to a $11.4 million or 29% increase in food and beverage revenue, a $6.4 million or 15% increase in casino revenues, a $2.5 million or 9% increase in lodging revenue and a $1.0 million or 15% increase in other revenues.  These increases in revenue were partially offset by $0.1 million or 2% decrease in retail revenue and a $1.5 million or 17% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $6.4 million increase in casino revenues was primarily due to a $4.7 million or 15% increase in table games revenues, a $1.4 million or 11% increase in slot machine revenues and a $0.3 million or 35% increase in race and sports book revenue.  The increase in table games revenues was due to an increase in table games drop as well as hold percentage.  Table games drop had an increase of $16.8 million or 7% to $243.4 million from $226.6 million.  Table games hold percentage had an increase of 1.0 percentage points to 14.4% from 13.4%.  The average number of table games in operations remained constant at 92.  The net result of these changes in drop and hold percentage was an increase in win per table game per day to $1,402 from $1,208, an increase of $194 or 16%.  We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area).  For the purpose of comparison to properties on the

Strip, our net hold percentage for the nine-months ended September 30, 2005 was 16.7% compared to 15.6% for the nine-months ended September 30, 2004.  The increase in slot machine revenues was due to an increase in slot machine handle.  Slot machine handle increased $25.7 million or 10% to $277.6 million from $251.9 million.  Slot machine hold percentage remained constant at 5.1%.  The average number of slot machines in operation increased to 552 from 550, an increase of 2 machines or less than 1%.  The net result of these changes in handle and average number of slot machines in operation was an increase in win per slot machine per day to $94 from $85, an increase of $9 or 11%.  The increase in race and sports revenues was due to an increase in race and sports hold percentage and an increase in race and sports handle.  Race and sports hold percentage increased 2.1 percentage points to 11.0% from 8.9%.  Race and sports handle increased $1.0 million or 8% to $13.2 million.

LODGING REVENUES.  The $2.5 million increase in lodging revenues to $29.9 million was primarily due to an increase in ADR to $172 from $155.  Hotel occupancy increased to 95.4% from 94.3% between periods.

FOOD AND BEVERAGE REVENUES.  The $11.4 million increase in food and beverage revenues was due to food revenues increasing by approximately $2.8 million and beverage revenues increasing by approximately $8.6 million.  Food revenues increased due primarily to a $1.3 million increase in banquet food revenue, a $0.6 million increase in room service revenue due to the installation of new in room mini bars, a $0.3 million increase in Pink Taco, a $0.3 million increase in Mr. Lucky’s, a $0.2 million increase in AJ’s Steakhouse and a $0.1 million increase in Beach Club food.  Every food outlet except for Simon Kitchen and Bar had an increase in revenue year over year.  Simon Kitchen and Bar had several competitors open in the surrounding Las Vegas area in the last 12 months.  Beverage revenues increased due primarily to a $6.2 million increase in Body English, which is our new club replacing Baby’s, a $0.7 million increase in Beach Club bar, a $0.6 million increase in banquet bar, a $0.4 million increase in The Joint bar, a $0.3 million increase in casino bars and a $0.1 million increase in both Sports Deluxe Bar and Pink Taco Bar.

RETAIL REVENUES.  We believe the $0.1 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.

OTHER INCOME.  Other income increased $1.0 million primarily due to a $0.3 million increase in token float taken to income and a $0.2 million increase in both Rock Spa and sponsorship income and a $0.1 million increase in each of Sundry Store, Love Jones and box office revenue.

PROMOTIONAL ALLOWANCES.  Promotional allowances remained constant as a percentage of casino revenues at 20%.

CASINO EXPENSES.  Casino expenses increased $1.5 million or 6% to $27.1 million.  The increase was primarily due to a $0.5 million increase in payroll and related expenses, a $0.2 million increase in bad debt expenses related to potentially uncollectible credit extended to casino customers, a $0.1 million increase in gaming taxes and a $0.1 million increase in apparel.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end.  Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.  Casino expenses as a percentage of casino revenues decreased to 53% from 58%, a decrease of 5 percentage points between comparative periods.

LODGING EXPENSES.  Lodging expenses in relation to hotel revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, decreased to 29% from 30%, a decrease of 1 percentage point between comparative periods.  This increase in efficiency is due to the $17 increase in average daily rate which increases lodging revenue without a corresponding increase in lodging expense.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances decreased to 57% from 60% in the prior year period due to the opening of Body English Nightclub, which runs at a much higher profit margin than other food and beverage outlets.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, increased to 52% from 49%.  This decrease in efficiency is due to additional expense in training our staff to perform at a higher level.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income increased to 53% from 51%.  The increase is due to upgrading the quality of our hair salon.

MARKETING, GENERAL AND ADMINISTRATIVE.  Marketing, general and administrative expenses in relation to gross revenues remained constant at 19%.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense increased to $8.9 million from $8.4 million, an increase of $0.5 million or 7%.

INTEREST EXPENSE.  Interest expense increased to $14.6 million from $14.3 million, an increase of $0.3 million or 3%.  The additional interest expense was a result of the increase in the amount of outstanding Junior Notes.

INCOME TAXES.  The Company did not have income tax expense during the nine-months ended September 30, 2005 and 2004 due to being able to offset 100% of its income with NOL from previous periods against which a valuation allowance has been placed.

NET INCOME.  Net income was $13.2 million compared to $2.8 million during the prior year period.  The increase in net results for common shareholders was due to the factors described above as well a $2.2 million decrease in other expense.  Other expenses for the nine months ended September 30, 2004, included a $2.6 million loss for the renovation of our night club called Baby’s into our new night club called Body English.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended September 30, 2005 our principal sources of funds were cash on-hand at December 31, 2004, and cash provided by operating activities of $27.0 million.  The amount of cash provided by operating activities primarily included net income of $13.2 million, depreciation and amortization of $8.9 million, provision for losses on accounts receivable of $0.4 million, amortization of loan fees of $0.4 million and net changes in operating assets and liabilities of $4.1 million.  Other sources and uses of funds were capital expenditures of $6.4 million, a decrease in construction payables of $0.1 million and payments on debt of $13.6 million.  As a result, as of September 30, 2005, we had cash and cash equivalents of $17.4 million.

During January 2005, the Company entered into an agreement to install a new hotel reservation system.  Total costs of the project were approximately $0.7 million all of which has been paid in cash as of September 30, 2005.

                During the nine months ended September 30, 2005, the Company incurred $0.4 million on potential expansion plans relating to our property as a result of the adjacent being developed project by HRCI.  Due to the preliminary nature of these plans at this time, we do not have the ability to estimate our future cost for such expansion.

We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $20.0 million Facility ($20.0 million available as of September 30, 2005) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to October 1, 2006.  Our ability to raise additional funds is limited by restrictions on our financing activities under our Facility and the 2013 Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

Interest on the 2013 Notes is payable on each June 1 and December 1 which began on December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The 2013 Notes are contractually subordinated in right of payment to all indebtedness incurred pursuant to the Facility.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of September 30, 2005.

Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable LIBOR margin (not to exceed 3.5% (applicable margin was 2.5% at September 30, 2005) and aggregating 5.9% at September 30, 2005), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at September 30, 2005.  These margins are dependent upon the

Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due three-months up to the maturity date.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company was in compliance with these covenants as of September 30, 2005.

Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50% and increases the principal amount of the Junior Notes.  For the nine months ended September 30, 2005, the Company paid in cash $2.7 million of interest on the Junior Notes.  The remaining $2.8 million of accrued interest was paid in kind at a rate of 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.

The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of September 30, 2005.

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

Contractual Obligations and Commitments

We have various contractual obligations that we record as liabilities in our financial statements.  We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received.  Additionally, we enter into contracts for goods and services such as food, inventory and entertainment.  Such liabilities are recorded as liabilities when so incurred and we expect that such contracts will generate revenue in excess of such liabilities.  As of September 30, 2005, there have been no material changes to the table of contractual obligations and commitments in our most recently filed Form 10-K.

We made cash interest payments on long-term debt, including capitalized interest, of $9.7 million and $12.7 million in the nine month periods ended September 30, 2005 and 2004, respectively.  We anticipate our cash interest payments for the remainder of 2005 to be in excess of these levels due to the timing of payments.  We have not made significant cash tax payments during the nine month periods ended September 30, 2005 and 2004 and, due to available net operating loss and AMT tax credit carryforwards, we do not anticipate making significant cash tax payments in the remainder of 2005.  Total supervisory fee expense for the nine month periods ended September 30, 2005 and 2004 amounted to $2.7 million and $2.3 million, respectively, under the Company’s Amended and Restated Supervisory Agreement with Peter Morton.  The supervisory fee is equal to two percent of annual gross revenues (as defined in the Supervisory Agreement), net of complimentaries for each year.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates.  We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments at September 30, 2005.

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

We had $4.0 million in variable rate debt outstanding at September 30, 2005.  Based upon these variable rate debt levels, a hypothetical 10% adverse change in the effective interest rate (approximately a 59 basis point increase) would increase interest expense less than $0.1 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

The fair value of the Company’s $140 million of 8.875% Second Lien Notes, which are due in 2013 and are publicly traded, approximated $149.8 million at September 30, 2005 based on published bid prices.  The fair value of the Company’s $55.9 million of Junior Notes cannot be estimated as there was no established market nor published bid prices and a portion was held by an affiliate of Mr. Morton.

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

(b)  Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal nine-months to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

We are a defendant in various lawsuits relating to routine matters incidental to our business.  Management does not believe that the outcome of any litigation, in the aggregate, will have a material adverse effect on our business or results of operations.

Item 6.    Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1)	3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2)	3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(1)	3.3	Second Amended and Restated By-Laws of the Company

	4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(3)	4.1	Indenture dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(3)	4.2	Form of Global 8 7/8% Second Lien Notes due 2013 (included in Exhibit 4.1)

(3)	4.3	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.

(3)	4.4	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.

(3)	4.5	Form of Junior Subordinated Notes.

(4)	4.6	First Supplemental Indenture to Indenture, dated as of November 20, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(4)	4.7	Second Supplemental Indenture to Indenture, dated as of November 24, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

	31.	CERTIFICATIONS.

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	10.	MATERIAL CONTRACTS.

(5)	10.1	Lease by and between the Company, PM Realty, LLC and Mr. Chow of Las Vegas, LLC dated December 24, 2004.

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

(3)                                  Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 8, 2003 (File No. 333-106863).

(4)                                  Incorporated by reference to designated exhibit to our Registration Statement on Amendment No. 1 to Form S-4, filed with the Securities and Exchange Commission on November 26, 2003 (File No. 333-106863).

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

HARD ROCK HOTEL, INC.

Date: November 14, 2005	/s/ JAMES D. BOWEN
James D. Bowen
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER AND DULY AUTHORIZED OFFICER)

Exhibit Index

EXHIBIT NUMBER		DESCRIPTION

	3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1)	3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2)	3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(1)	3.3	Second Amended and Restated By-Laws of the Company

	4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(3)	4.1	Indenture dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(3)	4.2	Form of Global 8 7/8% Second Lien Notes due 2013 (included in Exhibit 4.1)

(3)	4.3	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.

(3)	4.4	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.

(3)	4.5	Form of Junior Subordinated Notes.

(4)	4.6	First Supplemental Indenture to Indenture, dated as of November 20, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(4)	4.7	Second Supplemental Indenture to Indenture, dated as of November 24, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

	31.	CERTIFICATIONS.

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	10.	MATERIAL CONTRACTS.

(5)	10.1	Lease by and between the Company, PM Realty, LLC and Mr. Chow of Las Vegas, LLC dated December 24, 2004.

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

(3)                                  Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 8, 2003 (File No. 333-106863).

(4)                                  Incorporated by reference to designated exhibit to our Registration Statement on Amendment No. 1 to Form S-4, filed with the Securities and Exchange Commission on November 26, 2003 (File No. 333-106863).

(5)                                  Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the three-months ended March 31, 2005 (File No. 333-53211).