Form 10-K
period 2005-12-31
HARD ROCK HOTEL INC
filed 2006-04-17
CIK 1059744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period to

Commission File No. 333-53211

Hard Rock Hotel, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	88-0306263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4455 Paradise Road – Las Vegas, Nevada 89109
(Address of principal executive office) (Zip Code)

(702) 693-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes ☐  No ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock outstanding by class as of March 31, 2006

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

The resort commenced operations March 9, 1995. An approximately $100 million expansion of the resort was completed during May 1999, which significantly enhanced and enlarged the resort. As of December 31, 2005, the resort consists of:

•                                          an eleven-story hotel tower with 642 stylishly furnished hotel rooms averaging 500 square feet in size (including 63 suites and one 4,500 square foot “mega suite”);

•                                          an approximately 30,000 square-foot uniquely styled circular casino with 556 slot machines and 83 table games, for Las Vegas locals, as well as tourists, where rock music is played continuously to provide the casino with an energetic and entertaining, club-like atmosphere;

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

AVAILABLE INFORMATION

Hard Rock, Inc. is a reporting company under the Securites Exchange Act of 1934 (the “Exchange Act”), as amended, and files annual reports, quarterly reports and other documents with the Securities and Exchange Commission (the “SEC”).  The public may read and copy any of our filings at the SEC’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Because we make filings with the SEC electronically, access to the information is available at the SEC’s internet website www.sec.gov.  This site contains reports and other information regarding issuers that file electronically with the SEC.  We also make available free of charge upon request our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

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

ENTERTAINMENT.    As a live music venue with capacity for 2,050 persons, The Joint successfully draws audiences from Las Vegas visitors and from the local Las Vegas population.  We believe that as a result of hosting concerts by famous musicians which in 2005 included, among others, legends such as Motley Crue, Bon Jovi, Def Leppard, Alice Cooper, Crosby, Stills and Nash and Tom Petty, more recent phenomena such as The Killers, Cold Play, Lenny Kravitz, Matchbox 20 and cutting edge groups such as Social Distortion and Black Eyed Peas, the Joint has become a premier venue in Las Vegas for live popular music.  We also believe that the Joint has become a favorite venue for musicians and guests due to its relatively small capacity and intimate atmosphere.  The resort has in the past year also hosted special events such as the Boost Mobile Skate Pro competition and the AVP Invitational, a pro volleyball tournament.  We believe that The Joint’s concerts and the resort’s special events generate significant worldwide publicity and reinforce the resort’s marquee image and unique position in the Las Vegas marketplace and provide an added source of visitors for the hotel, casino, retail and food and beverage operations.

GAMING MIX TARGETED TO CUSTOMER BASE.    The casino currently includes 556 slot machines, 83 table games and an approximately 1,200 square-foot race and sports book. Our target gaming customer has a higher propensity to play table games and we strive to create a fun and enthusiastic gaming environment through the use of music themed gaming chips and playing surfaces and by promoting interaction between table game dealers and customers. The casino also features the latest slot machines, some of which reflect the resort’s rock music theme, as well as more traditional machines.

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

THE RESORT

As of December 31, 2005, the resort consists of the hotel, casino, retail stores, Body English, banquet facility, The Joint, Beach Club, five restaurants, three cocktail lounges, Rock Spa, Brannon Hair and a Starbucks.

THE HOTEL.    The hotel’s eleven-story tower houses 642 spacious hotel rooms, including 578 guest rooms and 63 suites and one 4,500 square foot “mega suite.”  The guest rooms and deluxe suites average approximately 500 square feet in size, which is larger than the size of the average Las Vegas hotel room.  Our “mega suite” is approximately 4,500 square feet in size and includes numerous amenities.  Consistent with the resort’s distinctive decor, the hotel rooms are stylishly furnished with modern furniture, stainless steel bathroom sinks, pedestal beds with leather headboards and black-and-white photos of famous rock musicians.  The rooms also include special amenities such as large 42-inch plasma screen televisions with high speed internet access, stereo systems and French doors that open to the outdoors.  A full-service concierge and 24-hour room service are available to all guests of the hotel.

The following table illustrates certain historical information relating to the hotel for the last three years:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Average number of hotel rooms	642	648	648
Average occupancy rate(1)	94.4%	93.5%	92.9%
Average daily rate(1)	$169	$151	$129

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

As of December 31, 2005, the casino houses 83 table games including 61 Blackjack, 6 Craps, 5 Roulette, 1 Caribbean Stud Poker, 1 Midi Baccarat, 1 Mini-Baccarat, 1 War, 3 Three Card Poker, 1 Big 6, 1 Let-it-Ride, 1 Chuck a Luck and 1 Pai-Gow Poker, 556 slot and video machines, an approximate 1,200 square-foot race and sports book as well as the 2,000 square-foot Center Bar.  Some of the casino’s gaming chips are themed to coincide with current concerts and the casino also offers patrons other attractions, such as cutting edge slot technology, proprietary slot graphics, distinctive slot signage, guitar-neck-shaped levers on certain slot machines and piano-like roulette tables complete with keyboards.

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

THE JOINT.    As a live music venue with capacity for 2,050 persons, The Joint successfully draws audiences from Las Vegas visitors and from the local Las Vegas population.  We believe that as a result of hosting concerts by famous musicians which in 2005 included, among others, legends such as Motley Crue, Bon Jovi, Def Leppard, Alice Cooper, Crosby, Stills and Nash and Tom Petty, more recent phenomena such as The Killers, Cold Play, Lenny Kravitz, Matchbox 20 and cutting edge groups such as Social Distortion and Black Eyed Peas, the Joint has become a premier venue in Las Vegas for live popular music.  We also believe that the Joint has become a favorite venue for musicians and guests due to its relatively small capacity and intimate atmosphere.  The resort has in the past year also hosted special events such as the Boost Mobile Skate Pro competition and the AVP Invitational, a pro volleyball tournament.  We believe that The Joint’s concerts and the resort’s special events generate significant worldwide publicity and reinforce the resort’s marquee image and unique position in the Las Vegas marketplace and provide an added source of visitors for the hotel, casino, retail and food and beverage operations.

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

RECENT DEVELOPMENTS

On February 21, 2006, we issued a press release announcing that we had received proposals to acquire the resort.  We have determined to explore a potential sale of the resort but there is no assurance that this process will lead to a transaction.  On that same date, HR Condominium Investors (Vegas), LLC (“HRCI”), an affiliate of Mr. Morton, our Chief Executive Officer, announced the suspension of its plans to build the condominium project adjacent to the resort.

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

LAS VEGAS MARKET

Las Vegas is one of the fastest growing and largest entertainment markets in the United States.  During 2005, gaming revenues in Clark County reached $9.7 billion.  The number of visitors traveling to Las Vegas was approximately 38.6 million in 2005, representing a compound annual growth rate of 5.0% since 1988’s 17.2 million visitors.  Aggregate expenditures by Las Vegas visitors increased at a compound annual growth rate of 7.5% from $10.0 billion in 1988 to $36.7 billion in 2005.  The number of hotel and motel rooms in Las Vegas increased at a compound annual growth rate of 3.9% from 67,391 in 1989 to 133,186 in 2005.  We believe that the addition of quality themed hotel casinos and resorts during recent years will continue to increase visitor traffic to Las Vegas and we will benefit in particular due to our unique niche and proximity to the Strip.

The following table sets forth certain statistical information for the Las Vegas market for the years 2001 through 2005, as reported by the Las Vegas Convention and Visitor Authority.

LAS VEGAS MARKET STATISTICS

	2005	2004	2003	2002	2001
Visitor Volume (in thousands)	38,566	37,389	35,540	35,072	35,017
Clark County Gaming Revenues (in millions)	$9,709	$8,711	$7,831	$7,631	$7,637
Hotel/Motel Rooms	133,186	131,503	130,482	126,787	126,610
Airport Passenger Traffic (in thousands)	44,267	41,442	36,266	35,009	35,180
Convention Attendance (in thousands)	6,166	5,725	5,658	5,105	5,014

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

We will also face competition from competing “Hard Rock” hotels and hotel casinos that may be established in jurisdictions other than Las Vegas.  We have the exclusive right to use the “Hard Rock Hotel” and “Hard Rock Casino” trademarks only in connection with the resort in Las Vegas. Mr. Morton holds the exclusive rights to exploit such trademarks in connection with hotel casinos and casinos in other parts of the Morton Territory, and Rank holds such rights in the remainder of the world.  Rank may not open a hotel/casino or casino using the “Hard Rock” name in Las Vegas.  Rank has the right to open hotels (without casinos) using the “Hard Rock” name anywhere outside of the State of Nevada.

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

EMPLOYEES

As of December 31, 2005, we had 1,377 full-time employees and 510 on-call employees who are employed on an as-needed basis.  None of our employees are members of unions; however, various unions have been aggressively soliciting new members in Las Vegas.  We cannot assure that one or more unions will not approach our employees.  We consider our relations with our employees to be good and have never experienced an organized work stoppage, strike or labor dispute.

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

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with us, in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee.  Our officers, directors and some of our key employees must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities.  The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable.  A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation in which the burden of proving one’s suitability is always on the applicant.  The applicant for licensing or a finding of suitability must pay all the costs of the investigation.  Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability for license, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

ITEM 1A.                                           RISK FACTORS

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

OUR SIGNIFICANT LEVERAGE WILL SEVERELY RESTRICT OUR FINANCING OPTIONS AND WILL RESULT IN HIGH INTEREST PAYMENTS

We are highly leveraged.  In 2005, 2004 and 2003 we recorded net income of $14.0 million, $2.5 million and $2.1 million, respectively.  As of December 31, 2005, our total long-term debt, including the current portion, was $197.9 million.  The Company has a $0.3 million irrevocable standby letter of credit for the benefit of the State of Nevada related to the self insured portion of the Companies workers compensation insurance. As of December 31, 2005, we have $2.7 million of available borrowing capacity under our senior secured credit facility.  Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations.  The consequences of our leverage include, but are not limited to, the following:

•                  we are limited in our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of our operating cash flow to make principal and interest payments on our indebtedness (upon full use of our senior credit facility, interest expense would be approximately $18.0 million per year, of which a portion relating to our Junior Subordinated Notes will accrue if not paid and require a substantial portion of our future expected annual cash from operations);

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

LACK OF SIGNIFICANT OPERATING HISTORY WITH CURRENT MANAGEMENT

We have independently operated the resort for over six years.  During December 2002, our President and Chief Operating Officer resigned.   During January 2003, our Board of Directors appointed a new President and Chief Operating Officer, Kevin Kelley.  Our continued success will depend on the successful management by this new officer of our operations.  We cannot assure that our President will be able to successfully manage our operations effectively.

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

ITEM 1B.                                             UNRESOLVED STAFF COMMENTS

None.

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

The company is a defendant in a lawsuit filed by ACM, Inc.  ACM, Inc. alleges the company failed to pay approximately $600,000 due under a telephone consulting contract.  The Company disputes the allegations and denies any further amounts are due.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Mr. Morton, the Company’s Chairman, Chief Executive Officer and Secretary, holds indirectly through Lily Pond Investments, Inc., all of the Company’s outstanding Class A voting common stock.  Effective March 13, 2003, as sole holder Mr. Morton voted to re-elect the company’s directors to serve until such time as they are succeeded by a new election, are removed or resign and until their successors are duly elected and qualified.  In addition, it was resolved that all activities and transactions reflected on the books and records of the Company to date are deemed to have been taken in the best interests of the Company and were ratified, affirmed and approved.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock.

As of December 31, 2005, there was one holder of record of our Class A Common Stock and 11 holders of record of our Class B Common Stock.  As of December 31, 2005, we did not have any equity compensation plans.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Our current debt limits our ability to pay dividends.  We currently intend to retain future earnings to help fund the development and growth of our business and to reduce the outstanding indebtedness.

ITEM 6.                                                     SELECTED FINANCIAL DATA

Our selected historical income statement data set forth below for the years ended December 31, 2005, 2004 and 2003 and the selected historical balance sheet data set forth below at December 31, 2005 and 2004 have been derived from our Financial Statements which have been audited and are included elsewhere herein.  Our selected historical income statement data set forth below for the years ended December 31, 2002 and 2001has been derived from our audited Financial Statements not included herein.  Our selected historical balance sheet data set forth below at December 31, 2003, 2002 and 2001has been derived from our audited Financial Statements not included herein.  The selected financial and operating data set forth below should be read in conjunction with the Financial Statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended
	(in thousands, except per share data)
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001
INCOME STATEMENT DATA:
REVENUES:
Casino	$65,878	$56,916	$57,562	$54,420	$49,888
Lodging	38,422	35,065	29,924	26,639	26,315
Food and beverage (7)	66,427	54,030	46,471	42,136	38,925
Retail	7,832	7,860	8,471	8,977	8,868
Other (7)	16,606	12,839	11,608	13,676	10,902
Less: promotional allowances (7)	(14,140)	(11,610)	(10,885)	(11,564)	(10,351)
Net revenues (7)	181,025	155,100	143,151	134,284	124,547
COSTS AND EXPENSES:
Casino	36,257	33,186	33,053	33,368	30,917
Lodging	9,742	8,955	8,013	7,302	7,149
Food and beverage (7)	34,558	29,325	25,118	22,464	21,048
Retail	3,825	3,603	3,725	3,934	3,867
Other (7)	16,723	11,151	10,320	12,263	8,722
Marketing (7)	6,602	5,899	4,927	5,130	2,916
Related party expenses	6,738	4,834	4,304	3,733	3,544
General and administrative	26,923	22,002	19,033	16,971	16,281
Depreciation and amortization	11,954	11,388	11,784	11,380	12,088
Loss on disposal of assets (4) (5) (7)	605	2,701	6	1,778	72
Pre-opening	286	530	69	306	—
Total costs and expenses (7)	154,213	133,574	120,352	118,629	106,604
INCOME FROM OPERATIONS	26,812	21,526	22,799	15,655	17,943
Interest income	343	76	43	45	59
Interest expense, net of capitalized interest	(19,307)	(19,125)	(16,558)	(13,209)	(15,186)
Loss on early extinguishment of debt (3)	(1,181)	—	(4,258)	—	—
Income before income tax benefit	6,667	2,477	2,026	2,491	2,816
Income tax benefit	7,375	—	100	—	—
Net income	14,042	2,477	2,126	2,491	2,816
Preferred stock dividends (6)	—	—	(2,346)	(5,436)	(4,950)
Income (loss) available to common shareholders	$14,042	$2,477	$(220)	$(2,945)	$(2,134)
Basic and diluted net income (loss) per share applicable to common shareholders	$184.71	$32.58	$(2.89)	$(38.74)	$(28.07)
Weighted average number of common shares outstanding	76,023	76,023	76,023	76,023	76,023
OTHER DATA:
Capital expenditures (1)	$9,546	$16,068	$13,150	$5,759	$7,328
Ratio of earnings to fixed charges (2)	1.35:1.00	1.13:1.00	1.12:1.00	$1.19:1.00	$1.19:1.00
BALANCE SHEET DATA:
Cash and cash equivalents	$8,895	$10,655	$10,882	$9,139	$8,591
Total assets	$203,153	$196,082	$194,077	$190,586	$189,860
Total debt	$197,915	$210,737	$210,412	$144,373	$148,683
Preferred stock, Series A (6)	$—	$—	$—	$37,411	$34,167
Preferred stock, Series B (6)	$—	$—	$—	$25,280	$23,088
Shareholders’ deficiency	$(22,353)	$(36,395)	$(38,872)	$(38,652)	$(35,707)

(1)                                  Capital expenditures for 2003, 2002 and 2001 exclude $0.4 million, $1.4 million and $0.8 million, respectively, of non-cash additions.

(2)                                  In computing the ratio of earnings to fixed charges: (a) earnings have been based on income (loss) before income taxes and fixed charges, net of interest capitalized, adding back amount of amortized capitalized interest, and (b) fixed charges consist of interest, including amounts capitalized, amortization of debt issuance costs, and the estimated interest portion of rental expense.

(3)                                  Loss on early extinguishment of debt in 2003 is related to a $3.0 million premium paid to the holders of the Company’s 9 1/4% Notes due 2005 which were refinanced during the second quarter of 2003 and due to a $1.3 million write-off of unamortized deferred debt issuance costs related to the retired debt.  Loss on early extinguishment of debt in 2005 is related to a $1.2 million premium paid to the holders of the Company’s Junior Notes which were retired during the fourth quarter of 2005.

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

(5)                                  During 2005, the Company recorded a $0.6 million loss on the disposal of assets, $0.3 million related to hotel expansion which was abandoned when the company started the condo tel expansion and $0.3 million related to other operating assets being retired.  During 2004, the Company recorded a $2.6 million loss on the disposal of assets related to the closure of Baby’s nightclub.

(6)                                  During 2003, the Company exchanged all of its outstanding preferred stock and the remaining accrued and unpaid dividends thereon for an aggregate principal amount of junior subordinated notes equal to approximately $50.0 million.

(7)                                  In 2005, the Company reclassified loss on disposal of assets from non operating expenses into operating expenses for the years ended December 31, 2004, 2003, 2002 and 2001. In 2005, the Company also changed to the gross revenue method to account for entertainment ticket sales and catering production revenue instead of the net revenue method which resulted in a reclassification to revenue and related expenses for the years ended December 31, 2004, 2003, 2002 and 2001 (see Note 1 to the financial statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, OUR FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

Our sole business is the operation of the Resort.  During the year ended December 31, 2005, the Resort’s gross revenues were derived 34% from gaming operations, 34% from food and beverage, 20% from lodging, and 12% from retail and other sales.  Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury, boutique hotel.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

NET REVENUES.  Net revenues increased 17% for the year ended December 31, 2005 to $181.0 million compared to $155.1 million for the year ended December 31, 2004. The $25.9 million increase in net revenues was primarily attributable to a $12.4 million or 23% increase in food and beverage revenue, a $9.0 million or 16% increase in casino revenue, a $3.4 million or 10% increase in lodging revenue and a $3.8 million or 29% increase in other revenues. These increases in revenue were partially offset by a $2.5 million or 22% increase in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $9.0 million increase in casino revenues was primarily due to a $6.6 million or 17% increase in table games revenues, a $2.1 million or 12% increase in slot revenue and a $0.3 million or 25% increase in race and sports revenue.  The increase in table games revenues was due to an increase in table games hold percentage and an increase in table games drop. Table games hold percentage increased 1.1 percentage points to 14.5% from 13.4%. Table games drop increased $23.6 million or 8% to $312.7 million from $289.1 million. The average number of table games in operations decreased to 91 from 92, a decrease of 1 table or 1%. The net result of these changes in drop, hold percentage and average number of table games in operation was an increase in win per table game per day to $1,363 from $1,149, an increase of $214 or 19%. We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Strip, our net hold percentage for the year ended December 31, 2005 was 16.8% compared to 15.5% for the year ended December 31, 2004.  Slot machine revenues increased $2.1 million due to slot machine handle increasing $47.5 million or 14% to $375.2 million from $327.7 million. The increase in slot machine handle was partially offset by a decrease in slot machine hold percentage. Slot machine hold percentage decreased 0.1 percentage points to 5.1% from 5.2%.  The average number of slot machines in operation increased to 552 from 550, an increase of 2 machines or less than 1%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in win per slot machine per day to $95 from $84, an increase of $11 or 13%.  Race and sports book revenue increased $0.3 million due to an increase in race and sports book handle and an increase in hold percentage.  The race and sports book handle increased $2.0 million from $18.3 million in the year ended December 31, 2004 to $20.3 million in the year ended December 31, 2005.  The race and sports book was closed approximately one month during 2004 for remodeling.  Race and sports book hold percentage increased 0.9 percentage points to 8.2% from 7.3%.

LODGING REVENUES.  The $3.4 million increase in lodging revenues to $38.4 million was primarily due to an increase in average daily rate (“ADR”) to $169 from $151.  Hotel occupancy increased slightly to 94.4% from 93.5%.

FOOD AND BEVERAGE REVENUES.  The $12.4 million increase in food and beverage revenues was due to food revenues increasing by approximately $3.0 million and beverage revenues increasing by approximately $9.4 million.  Food revenues increased due primarily to a $1.1 million increase in Banquet food, a $0.7 million increase in Room Service, a $0.4 million increase in Pink Taco, a $0.3 million increase in AJ’s Steakhouse, a $0.2 million increase in Mr. Lucky’s, and $0.1 million increases in both Beach Club Food and Starbucks. Every food outlet had an increase in revenue year over year.  Beverage revenues increased due primarily to a $6.6 million increase in Body English which is our new club replacing Baby’s, a $0.7 million increase in Beach Club Bar due to the success of our new pool party called Rehab, a $0.6 million increase in Banquet Bar, a $0.6 million increase in the Joint Bar due to 55 concerts in 2005 compared to 39 concerts in 2004, a $0.3 million increase in Casino Bars, a $0.2 million increase in Pink Taco Bar and a $0.1 million increase in each of AJ’s Steakhouse, Sports Deluxe and Simon Kitchen and Bar.

RETAIL REVENUES.  Retail revenue remained constant at $7.8 million.

OTHER REVENUES.  Other revenues increased $3.8 million primarily due to a $2.8 million increase in ticket sales, a $0.2 million increase in both Rock Spa and chip and token float taken to income, a $0.1 million increase in each of Love Jones, Sundries, Cuba Libre, rental income and Box Office ticket revenue.

PROMOTIONAL ALLOWANCES.  Promotional allowances increased as a percentage of casino revenues to 21% from 20%.  This increase is due to additional promotional allowances offered by Body English.

CASINO EXPENSES.  Casino expenses increased $3.1 million or 9% to $36.3 million from $33.2 million. The increase was primarily due to a $1.3 million increase in the cost of complimentaries allocated to the casino department, a $0.3 million increase in gaming taxes, a $0.2 million increase in discounts, a $0.2 million increase in bad debt expense, a $0.1 million increase in food and beverage comps redeemed in outlets that are not owed by the Company, a $0.1 million increase in customer reimbursed travel and a $0.1 million increase in apparel. These increases were offset partially by a $0.3 million decrease in player promotions.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts. Casino expenses as a percentage of casino revenues decreased to 55% from 58% in the prior year.  This increase in efficiency is due primarily to the hold percentage in table games increasing 1.1 percentage points which produces more revenue with the same fixed expenses.

LODGING EXPENSES.  Lodging expenses in relation to lodging revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, remained constant at 31%.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, decreased to 59% from 62% in the prior year.  These efficiencies were achieved by decreasing the cost of goods sold in the food and beverage departments.  Cost of goods sold in the food outlets decreased to 28% from 30% in the prior year.  Cost of goods sold in the beverage outlets decreased to 19% from 21%.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, increased to 53% from 50%.  This decrease in efficiency is due primarily to additional expense in training our staff.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income increased to 101% from 87%.  The increase is due to upgrading the quality of our hair salon and Rock Spa and increasing the number of concerts in the Joint.

RELATED PARTY EXPENSES. Related party expenses increased $1.9 million or 40% to $6.7 million from $4.8 million. The increase was primarily due to a $1.0 million increase in supervisory fee. The supervisory fee is equal to two percent of annual gross revenues (as defined), net of complimentaries for each year. In the year ended December 31, 2005, the Company recorded additional supervisory fees of $0.4 million that related to reclassification of revenue in the years ended December 31, 2004, 2003, 2002 and 2001 (see NOTE 1 to the financial statements).

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses in relation to gross revenues remained constant at 17%. The $5.6 million increase in these expenses was primarily due to a $3.1 million increase in payroll and related expenses, including management incentives and 1999 Performance Awards Plan expenses, an increase of $0.6 in advertising expense, a $0.5 million increase in contract services, a $0.4 million increase in insurance costs, a $0.2 million increase in guest claims and legal expense, a $0.2 million increase in utility costs, a $0.4 increase in miscellaneous expense, a $0.1 million increase in donations and a $0.1 million increase in taxes.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense increased to $12.0 million from $11.4 million due to current additions.

INTEREST EXPENSE.  Interest expense increased to $19.3 million from $19.1 million, an increase of $0.2 million or 1%.  This increase was primarily due to the increase in the borrowing rate on our variable debt.

LOSS ON EARLY EXTINGUISHMENT OF DEBT.  Loss on early extinguishments of debt is related to the $1.2 million premium paid to the holders of the Company’s Junior notes, for the repurchase of $15.0 million of the outstanding notes.

LOSS ON DISPOSAL OF ASSETS.  During 2005, the Company recorded a $0.6 million loss on the disposal of assets, $0.3 million related to hotel expansion which was abandoned when the company started the condo tel expansion and $0.3 million related to other operating assets being retired.  During 2004, the Company opened a new nightclub called Body English. This club replaced Baby’s Nightclub. The loss included approximately $2.6 million of building improvement and equipment costs.

PRE-OPENING.  During 2005, the Company recorded a $0.3 million in pre-opening expense for a possible casino in California.  During 2004, the Company recorded a $0.5 million in pre-opening expense for the opening of our new nightclub called Body English. This club replaced Baby’s Nightclub.

INCOME TAXES.  During 2005, in accordance with the provisions of SFAS No. 109, the Company released its deferred tax valuation and has recognized the benefit of its net deferred tax assets based on an assessment of future profits and historical earnings.  The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not.  During the year ended December 31, 2005 the company recognized an income tax benefit of $7.4 million.  The Company did not have income tax expense during the year ended December 31, 2004 due to being able to offset 100% of its income with NOL from previous periods against which a valuation allowance has been placed.

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS.  Net income applicable to common shareholders was $14.0 million compared to $2.5 million during the prior year period. The increase in net results for common shareholders was due to the factors described above in addition to a $0.3 million increase in interest income.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

NET REVENUES.  Net revenues increased 8% for the year ended December 31, 2004 to $155.1 million compared to $143.2 million for the year ended December 31, 2003. The $11.9 million increase in net revenues was primarily attributable to a $5.1 million or 17% increase in lodging revenue, a $7.6 million or 16% increase in food and beverage revenue and a $1.2 million or 11% increase in other revenues. These increases in revenue were partially offset by a $0.6 million or 1% decrease in casino revenue, a $0.6 million or 7% decrease in retail revenue and a $0.7 million or 7% increase in promotional allowances related to items furnished to customers on a complimentary basis.

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

OTHER REVENUES.  Other revenue increased $1.2 million primarily due to a $0.4 million increase in Love Jones, a $0.2 million increase in each of the Rock Spa, rental income from jewelry store and the Beach Club and a $0.1 million increase in Sundries and ticket revenue.

PROMOTIONAL ALLOWANCES.  Promotional allowances increased as a percentage of casino revenues to 20% from 19%. This increase is due to additional promotional allowances offered by Body English.

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

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, remained constant at 62%.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, increased to 50% from 48% in the prior year due to a shift in merchandise being sold from logo tee shirts to brand name merchandise.

OTHER COSTS AND EXPENSES.  Other costs and expenses in relation to other income decreased to 87% from 89%.  Rental income increased, which does not have costs associated with the revenue, is the reason for this margin improving.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses in relation to gross revenues increased to 17% from 16%. The $3.9 million increase in these expenses was primarily due to a $1.0 million increase in customer promotions, a $1.1 million increase in payroll and related expenses, including management incentives and 1999 Performance Awards Plan expenses, a $0.4 million increase in guest claims and legal expense, a $0.1 million increase in insurance costs, a $0.1 million increase in contract services, a $0.2 million increase in donations, a $0.5 million increase in engineering costs, a $0.2 million increase in Environmental Services, a $0.4 increase in miscellaneous expense, a $0.1 increase in public relations costs and a $0.2 million increase in taxes. These costs were slightly offset by a decrease of $0.3 in advertising expense.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2005 our principal sources of funds were cash on-hand at December 31, 2004 and cash provided by operating activities of $24.8 million.  The amount of cash provided by operating activities primarily includes net income of $14.0 million, depreciation and amortization of $12.0 million, provision for losses on accounts receivable of $0.5 million, amortization of loan fees of $0.5 million, loss on disposal of asset of $0.6 million and loss on early extinguishment of debt of $1.2 million.  Other uses of funds were capital expenditures of $9.6 million, a decrease of $0.1 million in construction payables, a $0.1 million increase in other assets, $32.6 million principal payments on outstanding debt, $1.2 million in premium paid on early debt retirement and a $4.0 million net change in operating assets and liabilities.  Other sources of funds were $17.0 million in proceeds from borrowings.  As a result, as of December 31, 2005, we had cash and cash equivalents of $8.9 million.

During January 2005, the Company entered into an agreement to install a new hotel reservation system.  Total costs of the project were approximately $0.7 million all of which has been paid in cash as of December 31, 2005.

During the year ended December 31, 2005, the Company incurred $1.6 million on potential expansion plans relating to our property as a result of the adjacent development project by HRCI.  On February 21, 2006, we issued a press release announcing that we had received proposals to acquire the resort.  We have determined to explore a potential sale of the resort but there is no assurance that this process will lead to a transaction.  On that same date, HR Condominium Investors (Vegas), LLC (“HRCI”), an affiliate of Mr. Morton, our Chief Executive Officer, announced the suspension of its plans to build the condominium project adjacent to the resort.

We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $20.0 million Revolving Credit Facility ($2.7 million as of December 31, 2005) will be sufficient to provide operating and investing liquidity during the next 12 months.  We may, however, need to raise additional funds prior to January 1, 2007.

The Company has a $0.3 million irrevocable standby letter of credit for the benefit of the State of Nevada related to the self insured portion of the Companies workers compensation insurance.

Our ability to raise additional funds is limited by restrictions on our financing activities under our Facility and the 2013 Notes.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The security interest is junior to the security interest in the assets securing our obligation under our Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of December 31, 2005.

The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company was in compliance with these covenants as of December 31, 2005.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 2.50% at December 31, 2005) and aggregating 7.1% at December 31, 2005), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at December 31, 2005.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.  As a result of the additional time required to complete the year end closing process, the Company failed to deliver the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 in a timely manner, and therefore was not in compliance with certain of its debt covenants. The Company has entered into an amendment and waiver agreement with the lenders. On April 14, 2006, the company received consent from the majority of the lenders which made the Company in compliance with the covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.  Currently, we have no guarantees, such as performance guarantees, keep-well agreements or indemnities.  We have no derivative financial instruments.

Contractual Obligations and Commitments

We have various contractual obligations which we record as liabilities in our consolidated financial statements.  We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received.  Additionally, we enter into contracts for goods and services such as food, inventory and entertainment.  Such liabilities are recorded as liabilities when so incurred and we expect that such contracts will generate revenue in excess of such liabilities.  The following table summarizes our contractual obligations and other commitments as of December 31, 2005 (amounts in thousands):

		Payments due by Period
Total	Total	2006	2007	2008	2009	2010 and thereafter
Long-term debt	$197,915	$58	$2,000	$—	$—	$195,857
Operating leases	1,058	338	240	240	240	—
Estimated interest payments on long term debt (1)	131,528	17,857	17,715	17,715	17,715	60,526
Total contractual cash obligations	$330,501	$18,253	$19,955	$17,955	$17,955	$256,383

(1)          Estimated interest payments on long-term debt are based on principal amounts outstanding at December 31, 2005, LIBOR rates (7.1% at December 31, 2005) for our bank credit facility at December 31, 2005 and assumes our Junior Notes interest payments are paid in cash at 9 7/8%.

We made cash interest payments on long-term debt of $16.6 million, $16.2 million and $14.7 million during the fiscal years ended December 31, 2005, 2004 and 2003, respectively.  During 2005 we made estimated tax payments of $0.3 million.  We did not make significant cash tax payments during 2004 and 2003, due to available net operating loss and AMT tax credit carryforwards, our 2006 tax payments are estimated to be similar to our 2005 tax payments.  Total supervisory fee expenses for these services for the years ended December 31, 2005, 2004 and 2003 amounted to $4.0 million, $3.0 million and $2.9 million , respectively, under the Company’s 25 year Amended and Restated Supervisory Agreement with Peter Morton.  The supervisory fee is equal to two percent of annual gross revenues (as defined), net of complimentaries for each year.

As we have previously disclosed, on December 24, 2004, PM Realty LLC (a development entity involved in the condominium project and owned by Mr. Morton) and the Company entered into a lease for a ten year initial term with Mr. Chow of Las Vegas, LLC (“Mr. Chow”) for commercial space anticipated to be developed on land contiguous to the resort.  The lease provides that if ground-breaking work on such development has not been commenced or all necessary permits to construct such development have not been received, in each case on or before June 1, 2006, Mr. Chow may elect to terminate such lease and receive a lease termination fee of $250,000.

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

Long-term Assets.

The Company has a significant investment in long-lived property and equipment.  The Company reviews the carrying value of property and equipment to be held and used for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future undiscounted cash flows of the asset.  If the undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value of the asset.  For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair value less costs of disposal.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.”  This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period.  The Company will adopt this statement.  The Company does not anticipate that adoption of this statement will have a material impact on its financial position or results of operations.

In March 2005, the SEC issued Staff Accounting Bulleting (“SAB”) No. 107, “Share-Based Payment “ to provide interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance.  SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line items as cash compensation.  The Company does not anticipate that adoption of this statement will have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated, that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….”  This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this statement requires that allocation of the fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This statement is effective for fiscal years beginning after June 15, 2005.  Accordingly, the Company will adopt its provisions effective January 1, 2006.  The Company does not anticipate that adoption of this statement will have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.”  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  Adoption of this statement on July 1, 2005, did not have a material impact on the Company’s financial position or results of operations.

In March 2005, FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective December 31, 2005. The adoption of FIN 47 did not have a material effect on the Company’s financial position or results of operations.

ITEM 7A.                                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term interest rates. We do not have any foreign exchange or other significant market risk.  We did not have any derivative financial instruments at December 31, 2005.

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

We had $17.0 million in variable rate debt outstanding at December 31, 2005.  Based upon the variable rate debt level, a hypothetical 10% adverse change in the effective interest rate (approximately a 71 basis point increase) would increase interest expense by approximately $0.1 million on an annual basis, and likewise decrease our earnings and cash flows.  We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.  Consequently, future results may differ materially from the estimated adverse changes discussed above.

The fair value of the Company’s $140 million of 8.875% Second Lien Notes, which are due in 2013 and are publicly traded, approximated $149.8 million at December 31, 2005 based on published bid prices.  The fair value of the Company’s $36.5 million of Qualified Subordinated Junior Notes cannot be estimated as they are held by Mr. Morton or affiliates of Mr. Morton and there is no established market nor published bid prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	Controls and Procedures.

(a)  Disclosure Controls and Procedures.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2005.  This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.                                               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our directors and executive officers:

NAME	AGE	POSITION

Peter A. Morton	57	Chairman of the Board, Chief Executive Officer and Secretary

Kevin Kelley	47	President and Chief Operating Officer

Brian D. Ogaz	46	Senior Vice President

James D. Bowen	44	Executive Vice President Finance, Chief Financial Officer and Treasurer

Gilbert B. Friesen	66	Director

Stephen A. Marks	57	Director

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

KEVIN L. KELLEY.   On January 30, 2003, Mr. Kelley was appointed to the position of President and Chief Operating Officer of the Company.  Prior to joining the Company, Mr. Kelley served Station Casinos in various capacities from August 1993 to January 2003 including the position President of Westside Operations overseeing all operations of Station Casinos five Westside properties.  Prior to his joining Station Casinos, Mr. Kelley served as Executive Vice President of International Casino Marketing for the Golden Nugget Hotel and Casino and as Vice President of International Casino Marketing at the Las Vegas Hilton Hotel and Casino.

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

Harry Morton, son of Peter Morton, was compensated  $221,000 for his role as Special Projects Director by the Company.  The Company also provided housing at the resort with estimated value of $31,000.

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

The following table sets forth the compensation we paid to our Chief Executive Officer, and our only three other executive officers for fiscal years 2005, 2004 and 2003.

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		All Other Compensation(1)
Peter A. Morton	2005	$—	$—	$3,485,585	(2)	$—
Chairman of the Board,	2004	—	—	3,039,604	(2)	—
Chief Executive Officer and Secretary	2003	—	—	2,869,627	(2)	—

Kevin Kelley (4)	2005	424,568	599,162	—		16,825
President and	2004	375,000	251,360	—		16,826
Chief Operating Officer	2003	353,365	1,360	—		16,826

Brian Ogaz (3)	2005	400,000	—	—		—
Senior Vice President	2004	349,615	—	—		—
	2003	198,001	—	—		—

James D. Bowen	2005	232,392	120,760	—		20,104
Executive Vice President Finance,	2004	202,463	139,234	—		22,836
Chief Financial Officer and Treasurer	2003	183,733	121,373	—		36,910

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

(4)                                  Our Board of Directors appointed Mr. Kelley as President and Chief Operating Officer on January 20, 2003.

The following table sets forth the long-term incentive plan awards under the Company’s 1999 Performance Awards Plan during the year ended December 31, 2005.

Performances
	Number of	or Other		Estimated Future Payouts
	Shares, Units	Period Until		under Non-Stock Price-Based
	or Other	Maturation		Plans
Name	Rights	or Payout		Threshold	Target		Maximum
Kevin Kelley	n/a	3/31/2007	(1)	2,000,000	2,120,000	(2)	n/a	(3)

(1)                      The award vests 25% each March 31 beginning March 31, 2004.

(2)                      Target amount is based on the the increase in 2005 adjusted EBITDA over 2003 amounts as future adjusted EBITDA is not determinable.

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

Mr. Bowen has entered into an employment agreement, dated November 8, 2000, and amended as of September 7, 2001 and December 16, 2004.  Mr. Bowen will serve as Vice President Finance, Chief Financial Officer and Treasurer of the Company.  Mr. Bowen’s current base salary is $240,000 per year and he is entitled to an annual bonus to be determined by our Board of Directors.  If Mr. Bowen is terminated by us without Cause (as defined in the agreement), we will pay Mr. Bowen an amount representing one year of his then current base salary plus an amount equal to the average of the immediately preceding three (3) year’s annual bonuses paid to Mr. Bowen, but in no case shall such payment be less than $325,000.  In addition, Mr. Bowen shall be entitled to be paid any amounts deferred or owed under any deferred compensation plan and be entitled to be paid at a minimum a pro-rata share of any amounts that would have otherwise been due to Mr. Bowen under any deferred bonus plan.  Additionally, in the event of a Change in Control (as defined in the agreement) of the Company and if within thirty (30) days after the Change in Control Mr. Bowen tenders his resignation in conformity with Article 7.3 of the agreement, Mr. Bowen shall be entitled to be paid a lump sum termination fee to Mr. Bowen in an amount equal to the greater of (i) Six-Hundred and Fifty Thousand Dollars ($650,000.00) or (ii) twenty-four (24) months of Mr. Bowen’s base salary rate immediately prior to such termination plus an amount equal to two (2) times the average of the immediately preceding three (3) year’s annual bonuses paid to Mr. Bowen.  In addition, Mr. Bowen shall be entitled to be paid any amounts deferred or owed under any deferred compensation plan and be paid at a minimum a pro-rata share of any amounts that would have otherwise been due to Mr. Bowen under any deferred bonus plan.

Mr. Kelley, our President and Chief Operating Officer, entered into a three year employment agreement with the Company, dated as of June 19, 2003.  Mr. Kelley will serve in the capacity of President and Chief Operating Officer of the Company.  Mr. Kelley’s current base salary is $425,000 per year and he is entitled to an annual bonus to be determined by our Board of Directors.  If Mr. Kelley is terminated by us without Cause (as defined in the agreement), we will pay Mr. Kelley an amount representing one year base salary or $250,000, in the event such termination occurs in the last eight months of the contract term.  Mr. Kelley shall also be entitled to an amount representing three (3) years of his then current base salary if he voluntarily terminates his employment within thirty days following a change of control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We did not have a Compensation Committee during 2005.  Messrs. Morton and Kelley each participated in the determination of officers’ compensation during 2005.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

During 2005, the supervisory fee of Mr. Morton, our Chief Executive Officer, was determined in accordance with his amended and restated supervisory agreement.  See “Employment Agreements.”

The salary we paid to Mr. Kelley, our Chief Operating Officer, was paid in accordance with the terms of his employment agreement.  In addition, the salary we paid to Mr. Bowen, our Chief Financial Officer, was paid in accordance with his amended employment agreement.  See “Employment Agreements.”

The annual salaries and bonuses, as applicable, of our executive officers during 2005 were determined based on past salaries and bonuses and salaries and bonuses paid by comparable companies.  Factors considered in determining bonuses included our 2005 net revenues and net income.

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

Upon the sale of his interest in the Hard Rock Cafes to Rank in June 1996, Mr. Morton and Rank entered into a trademark licensing agreement whereby Mr. Morton received an exclusive, perpetual, royalty-free license, subject to certain termination provisions designed to protect the quality of the trademarks, to use the “Hard Rock Hotel” and “Hard Rock Casino” trademarks in connection with hotel casinos and casinos in areas of the United States west of the Mississippi River plus Illinois and Louisiana, but excluding Texas (other than Houston), and in Australia, Brazil, Israel, Venezuela and metropolitan Vancouver, British Columbia.  Mr. Morton in turn entered into a sublicensing agreement with us in which the Company obtained the exclusive right, subject to certain termination provisions designed to protect the quality of the trademarks, to use the “Hard Rock Hotel” and “Hard Rock Casino” trademarks in connection with the resort for a term lasting as long as the Company shall have any outstanding indebtedness pursuant to the then existing notes or our then existing credit facility.  The Company entered into an amendment to the sublicensing agreement with Mr. Morton whereby the term of our use of such right was extended to the earlier of June 1, 2018 or the repayment in full of the of 8 7/8% Second Lien Notes due 2013.

TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have entered into an amended and restated supervisory agreement with Mr. Morton that expires on December 31, 2022.  Subject to certain conditions, Mr. Morton has the option to renew the agreement for two successive fifteen year terms.  Pursuant to the terms of the supervisory agreement, Mr. Morton is to provide consulting and supervisory services to us in exchange for 2.0% of our annual gross revenues (as defined therein), which excludes the value of any complimentary goods or services.  We will reimburse Mr. Morton for all costs and expenses incurred by him in connection with services he provides to us.  In the event either we are or Mr. Morton is in Default (as defined in the agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default.  Total supervisory fee expenses for fiscal year 2005 were approximately $4.0 million.

Entities controlled by Mr. Morton have provided, and will continue to provide, additional support services for the development, opening and ongoing improvement and operation of the resort.  These entities have been, and will continue to be, reimbursed for the expenses relating to the provision of these services, including, without limitation, employee salary and benefits and allocated overhead.  On August 15, 2005, the Company entered a Commercial Sublease with 510 Development, the Company pays $20,000 a month for this lease which expires December 31, 2009.  The expense associated with this lease has always been part of the allocated overhead which is reimbursed by the Company.  Expenses related to these services aggregated approximately $2.7 million for fiscal year 2005.  The Company also reimbursed this entity $0.7 million for lease hold improvements which the Company capitalized in the year ended December 31, 2005.

For certain additional disclosure regarding affiliate transactions see note 7 to our Financial Statements.

ITEM 14.                                               PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees paid by the Company to Deloitte & Touche LLP during the years ended December 31, 2005 and 2004 for the audits of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q totaled approximately $111,000 and $84,000, respectively.

Audit-Related Fees

Audit-related fees paid by the Company to Deloitte & Touche LLP during the years ended December 31, 2005 and 2004 for the audit of the Company’s 401k Plan totaled $18,000 and $9,000, respectively.

Tax Fees

Fees paid by the Company to Deloitte & Touche LLP during the years ended December 31, 2005 and 2004 for tax compliance, tax advice and tax planning services rendered to us totaled $20,000 and $33,000, respectively.

All Other Fees

The Company paid Deloitte & Touche LLP $14,000 and $9,000 to provide regulatory compliance services during the years ended December 31, 2005 and 2004, respectively.

The Company’s Board of Directors currently has no audit and non-audit pre-approval policies and procedures.

PART IV

ITEM 15.                                               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                  The following documents are filed as part of this report:

Financial Statements; see Index to Financial Statements beginning on Page F-1.

(b)                                 Financial Statements Schedules.

Schedule II — Valuation and Qualifying Accounts Years Ended December 31, 2005, 2004 and 2003.
We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(c)                                  The following Exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1)3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2)3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(1)3.3	Second Amended and Restated By-Laws of the Company

4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(5)4.1	Indenture dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(5)4.2	Form of Global 8 7/8% Second Lien Notes due 2013 (included in Exhibit 4.1)

(5)4.3	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.

(5)4.4	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.

(5)4.5	Form of Junior Subordinated Notes.

(7)4.6	First Supplemental Indenture to Indenture, dated as of November 20, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(7)4.7	Second Supplemental Indenture to Indenture, dated as of November 24, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

9.	VOTING TRUST AGREEMENTS.

(1)9.1	Amendment, dated as of July 1, 1997 to Stockholder Agreement, dated August 30, 1993, among the Company and certain stockholders listed therein.

(1)9.2	Stockholder Agreement, dated as of August 30, 1993, among the Company and certain stockholders listed there in.

10.	MATERIAL CONTRACTS.

(5)10.1	Credit Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.

(5)10.2	Second Lien Notes Security Agreement, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.

(5)10.3	Second Lien Notes Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.

(5)10.4	Second Lien Notes Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.

(5)10.5	Exchange Agreement, dated as of May 30, 2003, between the Company, Peter A. Morton and Desert Rock, Inc.

(1)10.6	Amended and Restated Supervisory Agreement, dated as of October 21, 1997, between the Company and Peter A. Morton.

(3)10.7	Employment Agreement, dated November 8, 2000, between the Company and James D. Bowen.

(4)10.8	Amendment to Employment Agreement, dated September 7, 2001, between the Company and James D. Bowen.

(1)10.9	Trademark Sublicense Agreement, dated October 24, 1997, between the Company and Peter A. Morton.

(1)10.10	Amendment No. 1 to Trademark Sublicense Agreement, dated as of March 23, 1998, between the Company and Peter A. Morton.

(5)10.11	Amendment No. 2 to Trademark Sublicense Agreement, dated as of May 30, 2003, between the Company and Peter A. Morton.

(5)10.12	Security Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.

(5)10.13	Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.

(5)10.14	Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.

(5)10.15	Form of Hard Rock Hotel, Inc. 1999 Performance Awards Plan

(6)10.16	Employment Agreement, dated June 19, 2003, between the Company and Kevin Kelley

10.17	Second Amendment to Employment Agreement, dated September 7, 2001, between the Company and James D. Bowen.

(8)10.18	Registration Rights Agreement, dated as of September 17, 2004, between the Company and Bank of America Securities, LLC.

(9)10.19	Lease by and between the Company, PM Realty, LLC and Mr. Chow of Las Vegas, LLC dated December 24, 2004.

10.20	Commercial Sublease dated August 15, 2005, between the Company and 510 Development Corporation.

10.21	Agreement dated April 12, 2006 between the Company and Peter Morton.

12.	RATIO OF EARNINGS TO FIXED CHARGES.

12.1	Statement regarding the computation of ratio of earnings to fixed charges for the Company.

24.	POWERS OF ATTORNEY.

24.1	Power of Attorney (included in signature page).

31.	CERTIFICATIONS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(9)                                  Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended March 31, 2005 (File No. 333-53211).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17 day of April 2006.

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

/s/ Peter A. Morton	Chairman,
Peter A. Morton	Chief Executive Officer, and Secretary	April 17, 2006

/s/ James D. Bowen	Chief Financial Officer,
James D. Bowen	Treasurer (Principal Financial and Accounting Officer)	April 17, 2006

/s/ Gilbert B. Friesen	Director
Gilbert B. Friesen		April 17, 2006

/s/ Stephen A. Marks	Director
Stephen A. Marks		April 17, 2006

HARD ROCK HOTEL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Hard Rock Hotel, Inc.

We have audited the accompanying balance sheets of Hard Rock Hotel, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, shareholders’ deficiency, and cash flows for the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in each of the index at Item 15(b).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hard Rock Hotel, Inc., at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Las Vegas, Nevada

April 17, 2006

HARD ROCK HOTEL, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$8,895	$10,655
Accounts receivable, net	6,986	5,921
Inventories	2,205	2,234
Prepaid expenses and other current assets	2,590	2,429
Deferred income taxes current	5,832	—
Related party receivables	589	122
Total current assets	27,097	21,361

Property and equipment, net of accumulated depreciation and amortization	165,662	168,694
Deferred income taxes long term	6,230	1,408
Other assets, net	4,164	4,619
TOTAL ASSETS	$203,153	$196,082

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$3,968	$2,105
Construction related payables	—	119
Related party payable	784	298
Accrued expenses and other liabilities	13,141	13,187
Interest payable	3,024	3,620
Current portion of long-term debt	58	5,173
Total current liabilities	20,975	24,502

Deferred income taxes	4,196	1,155
Deferred compensation	2,478	1,256
Junior subordinated notes	40,857	53,036
Long-term debt	157,000	152,528
Total long-term liabilities	204,531	207,975
Total liabilities	225,506	232,477

Commitments and contingencies (Note 10)

Shareholders’ deficiency:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(29,861)	(43,903)
Total shareholders’ deficiency	(22,353)	(36,395)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$203,153	$196,082

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Revenues:
Casino	$65,878	$56,916	$57,562
Lodging	38,422	35,065	29,924
Food and beverage	66,427	54,030	46,471
Retail	7,832	7,860	8,471
Other	16,606	12,839	11,608
Gross revenues	195,165	166,710	154,036
Less: promotional allowances	(14,140)	(11,610)	(10,885)
Net revenues	181,025	155,100	143,151

Costs and expenses:
Casino	36,257	33,186	33,053
Lodging	9,742	8,955	8,013
Food and beverage	34,558	29,325	25,118
Retail	3,825	3,603	3,725
Other	16,723	11,151	10,320
Marketing	6,602	5,899	4,927
Related party expenses	6,738	4,834	4,304
General and administrative	26,923	22,002	19,033
Depreciation and amortization	11,954	11,388	11,784
Loss on disposal of assets	605	2,701	6
Pre-opening	286	530	69
Total costs and expenses	154,213	133,574	120,352

Income from operations	26,812	21,526	22,799

Other income (expenses):
Interest income	343	76	43
Interest expense, net	(19,307)	(19,125)	(16,558)
Loss on early extinguishment of debt	(1,181)	—	(4,258)

Other expenses, net	(20,145)	(19,049)	(20,773)

Income before income tax benefit	6,667	2,477	2,026

Income tax benefit	7,375	—	100

NET INCOME	14,042	2,477	2,126

Preferred stock dividends	—	—	(2,346)
Income (loss) applicable to common shareholders	$14,042	$2,477	$(220)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

Applicable to common shareholders	$184.71	$32.58	$(2.89)

Weighted average number of common shares outstanding	76,023	76,023	76,023

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

(in thousands, except share amounts)

	Class A common		Class B common				Total
	stock		Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	Deficiency
Balances at January 1, 2003	12,000	$—	64,023	$—	$7,508	$(46,160)	$(38,652)

Accrued dividends on redeemable preferred stock	—	—	—	—	—	(2,346)	(2,346)

Net income	—	—	—	—	—	2,126	2,126

Balances at December 31, 2003	12,000	—	64,023	—	7,508	(46,380)	(38,872)

Net income	—	—	—	—	—	2,477	2,477

Balances at December 31, 2004	12,000	—	64,023	—	7,508	(43,903)	(36,395)

Net income	—	—	—	—	—	14,042	14,042

Balances at December 31, 2005	12,000	$—	64,023	$—	$7,508	$(29,861)	$(22,353)

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

(in thousands, except supplemental information)

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net income	$14,042	$2,477	$2,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,954	11,388	11,784
Provision for bad debt	531	185	308
Amortization of loan fees	512	518	592
Increase in deferred income taxes	(7,613)	(27)	(105)
Loss on early extinguishment of debt	1,181	—	4,258
Loss on sale of property and equipment	605	2,701	6
Changes in operating assets and liabilities:
Accounts receivable	(1,596)	448	3,173
Inventories	29	(491)	(7)
Prepaid expenses and other current assets	(161)	249	(823)
Related party receivable	(467)	(122)	116
Accounts payable	1,863	(965)	(494)
Related party payable	486	74	132
Accrued expenses	(46)	581	(2,032)
Long term deferred compensation	1,222	645	516
Interest payable	2,226	2,434	1,274
Net cash provided by operating activities	24,768	20,095	20,824

Cash flow from investing activities:
Purchases of property and equipment	(9,546)	(16,068)	(13,150)
Proceeds from sale of property and equipment	19	67	83
Payments on construction related payables	(119)	(863)	803
Increase in other assets	(57)	(576)	(10)
Net cash used in investing activities	(9,703)	(17,440)	(12,274)

Cash flows from financing activities:
Proceeds from borrowings	17,000	—	156,983
Other debt issuance costs	—	(209)	(1,320)
Payment of accrued dividends on preferred stock	—	—	(15,000)
Principal payments on long-term debt	(32,644)	(2,673)	(144,430)
Premium on early retirement of long-term debt	(1,181)	—	(3,040)
Net cash used in financing activities	(16,825)	(2,882)	(6,807)

Net (decrease) increase in cash and cash equivalents	(1,760)	(227)	1,743
Cash and cash equivalents, beginning of year	10,655	10,882	9,139
Cash and cash equivalents, end of year	$8,895	$10,655	$10,882

Supplemental disclosures of cash flow information:
Cash paid during the period for interest (net of amount capitalized of $0, $126 and $100 in the years ended December 31, 2005, 2004 and 2003, respectively	$16,569	$16,173	$14,691
Cash paid during the period for income taxes	$335	$—	$100

Supplemental Information about Non-Cash Investing and Financing Activities:

In conjunction with the issuance of $140,000,000 of Second Lien Notes and a $40,000,000 Senior Secured Credit Facility (of which the $20,000,000 Revolving Credit Facility portion was not drawn upon as of December 31, 2004) during May 2003, issuance costs of $2,450,000 and $567,000, respectively, were withheld from the proceeds therefrom.

During May 2003, the Company issued $50,037,000 of Qualified Subordinated Notes to related parties and redeemed and retired the 9 1/4% Series A Cumulative Preferred Stock and the 9 1/4% Series B Cumulative Preferred Stock.

The Company purchased $432,000 of equipment in exchange for indebtedness for the year ended December 31, 2003.

For the year ended December 31, 2005 and 2004 the Company increased debt for interest in kind of $2.8 million and $3.0 million, respectively.

Loss on early extinguishment of debt in 2003 is related to a $3.0 million premium paid to the holders of the Company’s
9 1/4% Notes due 2005 which were refinanced during the second quarter of 2003 and due to a $1.3 million write-off of unamortized deferred debt issuance costs related to the retired debt.  Loss on early extinguishment of debt in 2005 is related to a $1.2 million premium paid to the holders of the Company’s Junior Notes which were retired during the fourth quarter of 2005.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable.  The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness.  Business or economic conditions or other significant events could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost.  Accounts are written off when management deems them to be uncollectible.  Recoveries of accounts previously written off are recorded when received.  An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value.  The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions.

Pre-Opening Costs and Expenses

Pre-opening costs incurred during 2005 in connection with the Company’s pursuit of another casino in California were charged to expense as incurred.  Pre-opening costs incurred during 2004 in connection with the opening of the Company’s nightclub called Body English were charged to expense as incurred.  Pre-opening costs incurred during 2003 in connection with the opening of the Company’s lingerie store, Love Jones, and a 4,500 “mega-suite” were charged to expense as incurred.

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

Long-term Assets

The Company has a significant investment in long-lived property and equipment.  The Company reviews the carrying value of property and equipment to be held and used for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future undiscounted cash flows of the asset.  If the undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value of the asset.  For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair value less costs of disposal.

Advertising Costs

The Company expenses the costs of all advertising campaigns and promotions as they are incurred.  Total advertising expenses for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $2.4 million, $1.8 million and $2.1 million, respectively.  These expenses are included in marketing expenses in the accompanying statements of operations.

Interest Expense

Interest expense is shown net of capitalized interest of $126,000 and $100,000 for the years ended December 31, 2004 and 2003, respectively.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized.  Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use.  When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at 8 7/8%, which is the rate on our bonds.  Interest of $126,000 and $100,000 was capitalized for the years ended December 31, 2004 and 2003, respectively.

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

Retail and other revenues include retail sales, Joint ticket sales, spa income, commissions, estimated income for gaming chips and tokens not expected to be redeemed and other miscellaneous income at our property.

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

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Food and beverage	$4,955	$3,951	$3,781
Lodging	2,048	1,762	1,650
Other	339	332	361
Total costs allocated to casino operating costs	$7,342	$6,045	$5,792

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by points earned in customer loyalty programs, such as the player’s club loyalty program.  Casino revenues are net of cash incentives earned in our “Backstage Pass” slot club.  For the years ended December 31, 2005, 2004 and 2003, these incentives were $0.7 million, $0.5 million and $0.8 million, respectively.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior years financial statements to conform to the current year presentation. The reclassifications relate primarily to recording revenue and related expenses on certain transactions on a gross basis versus net and reclassifying loss on disposal of fixed assets from non operating to operating expenses.

During the years ended December 31, 2004 and 2003 the Company recorded certain transactions for entertainment ticket sales and catering production on a net basis and included the net expense in marketing expense. Based upon the provisions of EITF 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent the Company has determined that revenue and related cost of sales from such transactions are more appropriately recorded on a gross basis. Therefore the Company has reclassified $4.0 million from marketing expense to other income, $6.7 million from marketing expense to other expense and $0.8 million from food and beverage expense to food and beverage revenue for the year ended December 31, 2004. The Company has reclassified $4.0 million from marketing expense to other income, $6.4 million from marketing expense to other expense and $0.9 million from food and beverage expense to food and beverage revenue for the year ended December 31, 2003.  In the year ended December 31, 2005, the Company recorded additional supervisory fees of $0.4 million that related to reclassification of revenue in the years ended December 31, 2004, 2003, 2002 and 2001, as such supervisory fees are calculated as 2% of recorded revenues, which management believes is immaterial for restating prior periods (see Note 7 for description of the supervisory agreement).

The Company also reclassified loss on disposal of assets from non-operating expenses to operating expenses for the years ended December 31, 2004 and 2003. This reclassification did not have an effect on net income in the statements of operations.

2.                                       INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2005	December 31, 2004
Retail merchandise	$856	$661
Restaurants and bars	1,091	1,270
Other inventory and operating supplies	258	303
Total inventories	$2,205	$2,234

3.                                       ACCOUNTS RECEIVABLE

Components of receivables, net are as follows (in thousands):

	December 31, 2005	December 31, 2004
Casino	$4,070	$3,067
Hotel	1,933	1,789
Other	1,985	1,721
	7,988	6,577
Less: allowance for doubtful accounts	(1,002)	(656)
	$6,986	5,921

4.                                       OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31, 2005	December 31, 2004
Unamortized loan fees and financing costs on the 2013 Notes and Facility (Note 8), net of accumulated amortization of $1,316 at 2005 and $804 at 2004	$3,230	$3,742
Cash value in life insurance policies	652	587
China, glassware, utensils, linens and other supplies	282	290
Total other assets	$4,164	$4,619

Loan fees and other financing costs are being amortized over the life of the respective loans.  Base stocks of china, glassware, utensils and linens are being amortized using the straight-line method over three years to a base stock level of 25% of original cost, with replacements expensed at the time of purchase.

5.                                       PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 2005	December 31, 2004
Land	$21,015	$21,015
Buildings and improvements	169,718	168,545
Equipment, furniture and fixtures	57,688	54,311
Memorabilia	3,236	3,230
	251,657	247,101
Less: accumulated depreciation and amortization	(88,947)	(79,095)
Construction in-process	2,952	688
Total property and equipment, net	$165,662	$168,694

6.                                       ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses consist of the following (in thousands):

	December 31, 2005	December 31, 2004
Accrued salaries, payroll taxes and other employee benefits	$3,272	$2,947
Outstanding gaming chips and tokens	2,673	2,566
Reserve for general liability claims	690	665
Advance room, convention and customer deposits	3,178	3,716
Accrued miscellaneous taxes	794	817
Accrued progressive jackpot and slot club payouts	623	585
Advance entertainment sales	546	796
Other accrued liabilities	1,365	1,095
Total accrued expenses	$13,141	$13,187

7.                                       AGREEMENTS WITH RELATED PARTIES

The Company entered into a twenty-five year Amended and Restated Supervisory Agreement with Peter Morton, which provides for the supervision of the development, improvement, operation, and maintenance of the Company through 2022.  Mr. Morton has the option to renew the agreement for two successive fifteen year terms.  Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to the Company.  In the event either we are or Mr. Morton is in Default (as defined in the agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default.  As part of this agreement, the Company pays to Mr. Morton a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each year.  Total supervisory fee expenses for these services for the years ended December 31, 2005, 2004 and 2003 amounted to $4,022,000, $3,040,000 and $2,870,000, respectively.  These expenses are included in related party expenses in the accompanying statements of operations.  The unpaid amounts at December 31, 2005 and 2004 are $784,000 and $224,000, respectively, and are included in related party payable in the accompanying balance sheets.  In the year ended December 31, 2005, the Company recorded additional supervisory fees of $0.4 million that related to reclassification of revenue in the years ended December 31, 2004, 2003, 2002 and 2001 (see Note 1).

Entities controlled by Mr. Morton have provided additional technical support services for the development, ongoing improvement and operation of the Company.  The Company reimburses these entities for all costs and expenses incurred in connection with these services, including, without limitation, employee salary and benefits and allocated overhead.  On August 15, 2005, the Company entered a Commercial Sublease with 510 Development, the Company pays $20,000 a month for this lease which expires December 31, 2009.  The expense associated with this lease has always been part of the allocated overhead which is reimbursed by the Company.  These expenses aggregated approximately $2,716,000, $1,794,000, and $1,434,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in related party expenses in the accompanying statements of operations.  At December 31, 2005, $157,000 was due from these entities for expenses paid in advance and is included in related party receivable in the accompanying balance sheet.  At December 31, 2004, $74,000 was due to these entities for expenses and is included in related party payable in the accompanying balance sheet.

The Company provides technical support services and pays certain overhead expenses for the development and operation of HR Condominium Investors (Vegas), LLC, an affiliate of our Chief Executive Officer Mr. Morton.  HR Condominium Investors (Vegas), LLC is developing the property adjacent to the Resort and has recently signed a commitment for a loan facility in the amount of $1,250,000,000 for such development.  The development is expected to add approximately 1,350 condominiums, a new Joint, new restaurants, new spa, meeting and ballroom facilities, new pools and other amenities.  HR Condominium Investors (Vegas), LLC reimburses the Company for all of these costs and expenses.  The unpaid amounts at December 31, 2005 and December 31, 2004 are $251,000 and $122,000, respectively, and are included in related party receivable in the accompanying balance sheets.

On February 21, 2006, the Company issued a press release announcing that the Company had received proposals to acquire the resort.  The Company has determined to explore a potential sale of the resort but there is no assurance that this process will lead to a transaction.  On that same date, HR Condominium Investors (Vegas), LLC (“HRCI”), an affiliate of Mr. Morton, the Company’s Chief Executive Officer, announced the suspension of its plans to build the condominium project adjacent to the resort.

During the years ended December 31, 2005 and 2004, the Company paid compensation to Harry Morton, son of Peter Morton, of $221,000 and $199,000, respectively, for his position as Special Projects Director which he started in the year ended December 31, 2004.  The Company also provided housing and other services to Harry Morton at the resort with a total estimated value during the years ended December 31, 2005 and 2004, of $31,000 and $35,000, respectively.  These costs are included in food and beverage expense on the statements of operations ended December 31, 2005 and 2004.

The Company provides technical support services and pays certain overhead expenses for the development and operation of Pink Taco Scottsdale, LLC, an entity managed by Harry Morton, son of the Company’s Chief Executive Officer Mr. Morton. Pink Taco Scottsdale, LLC reimburses the Company for all of these costs and expenses.  The unpaid amounts at December 31, 2005 and December 31, 2004 and $181,000 and $0, respectively, and are included in related party receivable in the accompanying balance sheets.

As the Company has previously disclosed, on December 24, 2004, PM Realty LLC (a development entity involved in the condominium project and owned by Mr. Morton) and the Company entered into a lease for a ten year initial term with Mr. Chow of Las Vegas, LLC (“Mr. Chow”) for commercial space anticipated to be developed on land contiguous to the resort.  The lease provides that if ground-breaking work on such development has not been received, in each case on or before June 1, 2006, Mr. Chow may elect to terminate such lease and receive a lease termination fee of $250,000.

8.                                       LONG-TERM DEBT

In May 2003, the Company obtained funding of approximately $137.6 million in net proceeds from the offering of $140.0 million aggregate principal amount of its 8.875% Second Lien Notes due 2013 (the “2013 Notes”) and paid additional costs of approximately $0.4 million in conjunction with this issuance in cash.  Concurrent with the execution of the 2013 Notes, the Company secured a $40 million Senior Secured Credit Facility (the “Facility”) through a group of banks at a cost of approximately $0.6 million which was withheld from the net proceeds.  The Facility consists of a $20 million, five-year senior secured term loan (the “Term Loan”) and a $20 million senior secured revolving credit facility (the “Revolving Credit Facility”).  As of December 31, 2005, the Company had $140.0 million outstanding in 2013 Notes, $17.0 million outstanding on its Revolving Credit Facility and had no balance outstanding on the Term Loan.  The 2013 Notes are contractually subordinated in right of payment to all indebtedness incurred pursuant to the Facility and the liens and security interests securing the obligations of the Company under the 2013 Notes are contractually subordinated to the liens securing the obligations of the Company under the Facility.

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

During 2003, the Company exchanged all of its outstanding preferred stock and the remaining accrued and unpaid dividends thereon for an aggregate principal amount of junior subordinated notes equal to approximately $50.0 million (the “Subordinated Notes”).  Upon issuance of the Junior Notes, the Company’s preferred stock ceased to remain outstanding.  This transaction did not result in the recognition of a gain or loss to the Company as the market value and face amount of the Subordinated Notes issued in exchange for the Company’s outstanding preferred stock equaled the aggregate carrying and redemption value of such preferred stock.

Junior Subordinated Notes

Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  In December of 2005, the Company received consent and repurchased $15.0 million of the outstanding Junior Subordinated Notes.  This transaction had a purchase premium of $1.2 million.  For the years ended December 31, 2005 and 2004 the Company paid interest in kind of $2.8 million and $3.0 million, respectively.  The Company was in compliance with these covenants as of December 31, 2005.

2013 Notes

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The security interest is junior to the security interest in the assets securing our obligation under our Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The redemption rates are as follows: after June 1, 2008, 104.438%, after June 1, 2009, 102.958%, after June 2010, 101.479% and after June 1, 2011, 100%. The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of December 31, 2005.

Facility

The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Facility is secured by substantially all of the Company’s property at the Las Vegas site.  Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable margin (not to exceed 3.5% (applicable margin was 2.50% at December 31, 2005) and aggregating 7.1% at December 31, 2005), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%).  The Company chose the LIBOR Index for all of its borrowings outstanding at December 31, 2005.  These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined.  Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due quarterly up to the maturity date.  As a result of the additional time required to complete the year end closing process, the Company failed to deliver the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 in a timely manner, and therefore was not in compliance with certain of its debt covenants.  The Company has entered into an amendment and waiver agreement with the lenders.  On April 14, 2006, the company received consent from the majority of the lenders which made the Company in compliance with the covenants.

The Company has a $0.3 million irrevocable standby letter of credit for the benefit of the State of Nevada related to the self insured portion of the Companies workers compensation insurance.

Maturities of the Company’s long-term debt are as follows (in thousands):

2006	$58
2007	2,000
2008	—
2009	—
2010	—
Thereafter	195,857
Total	$197,915

9.                                       INCOME TAXES

The following table provides an analysis of the Company’s income tax benefit (in thousands):

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Current	$236	26	6
Deferred (federal)	(7,611)	(26)	(106)
Income tax benefit	$(7,375)	0	(100)

Income taxes differ from the amount computed at the federal income tax statutory rate as a result of the following:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Income tax expense at the statutory rate	34.0%	34.0%	34.0%
Nondeductible meals and entertainment	0.2	0.4	0.4
Valuation allowance	(142.7)	(30.0)	(31.8)
Tax credits	(2.6)	(6.2)	(11.4)
Other, net	0.5	1.7	—
Effective tax rate	(110.6)%	0%	(8.8)%

The significant components of the deferred income tax assets and liabilities included in the accompanying balance sheets are as follows (in thousands):

	December 31, 2005	December 31, 2004
Deferred tax assets:		$
Accrued expenses	$2,572	1,408
Net operating loss and contributions carryforwards	8,224	11,076
Tax credits	2,085	1,621
Total deferred tax assets	$12,881	$14,105
Deferred tax liabilities:
Depreciation and amortization	$(4,196)	$(3,448)
Accrued expenses	(819)	(911)
Total deferred tax liabilities	$(5,015)	$(4,359)
Preliminary net deferred tax asset	7,866	9,746
Less: valuation allowance for deferred tax asset	—	(9,493)
Net deferred tax asset	$7,866	$253

During 2005, in accordance with the provisions of SFAS No. 109, the Company released its deferred tax valuation and has recognized the benefit of its net deferred tax assets based on an assessment of future profits and historical earnings.  The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not.  During the year ended December 31, 2005 the company recognized an income tax benefit of $7.4 million.  The Company did not have income tax expense during the year ended December 31, 2004 due to being able to offset 100% of its income with NOL from previous periods against which a valuation allowance has been placed.  Deferred tax assets are composed, for the most part, of credits and net operating losses.  The General Business tax credit carryforward, valued at approximately $1,555,000 may be carried forward for twenty years as a credit against regular tax.  AMT tax credit carryforwards valued at approximately $529,000 may be carried forward indefinitely as a credit against regular tax.  The net operating loss carryforwards, valued at approximately $23,499,000, will begin to expire between 2012 and 2025.

10.                                 COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and equipment under operating leases expiring through 2009.  Future minimum rental payments under these operating leases by year of the Company are as follows (in thousands):

On August 15, 2005, the Company entered a Commercial Sublease with 510 Development, the Company pays $20,000 a month for this lease which expires December 31, 2009.

2006	338
2007	240
2008	240
2009	240
2010	—
Thereafter	—
Total future minimum rental payments	$1,058

Total rental expense was approximately $637,000, $364,000 and $392,000 during the years ended December 31, 2005, 2004 and 2003, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

Construction Commitment

During the year ended December 31, 2005, the Company incurred $1.6 million on potential expansion plans relating to our property as a result of the adjacent development project by HRCI.  On February 21, 2006, we issued a press release announcing that we had received proposals to acquire the resort.  We have determined to explore a potential sale of the resort but there is no assurance that this process will lead to a transaction.  On that same date, HR Condominium Investors (Vegas), LLC (“HRCI”), an affiliate of
Mr. Morton, our Chief Executive Officer, announced the suspension of its plans to build the condominium project adjacent to the resort.

Self-Insurance

The Company is self-insured for workers’ compensation claims, up to an annual stop loss of $200,000 per claim.  Management has established reserves it considers adequate to cover estimated future payments on claims incurred by the Company through December 31, 2005.

The Company has a partial self-insurance plan for general liability claims up to an annual stop loss per claim of $100,000 as of December 31, 2005.

Legal and Regulatory Proceeding

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

The company is a defendant in a lawsuit filed by ACM, Inc.  ACM, Inc. alleges the company failed to pay approximately $600,000 due under a telephone consulting contract.  The Company disputes the allegations and denies any further amounts are due.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of December 31, 2005.

11.                                 EMPLOYEE BENEFIT PLANS

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

The Company maintains a 401(k) profit sharing plan whereby substantially all employees over the age of 21 who have completed one year of continuous employment and 1,000 hours of service are eligible for the plan.  Such employees joining the plan may contribute, through salary deductions, no less than 1% nor greater than 20% of their annual compensation.  The Company, at its discretion, will match 50% of the first 6% of compensation contributed by employees.  During the years ended December 31, 2005, 2004 and 2003, the Company recorded approximately $695,000, $670,000 and $663,000, respectively, for its portion of plan contributions, which are included in the accompanying statements of operations.

The Company’s Deferred Bonus Plan, which started in 2004, is a nonqualified deferred compensation programs that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon retirement, or death. The participants are covered by life insurance policies with the Company designated as the beneficiary. Amounts charged to expense relating to this program for the years ended December 31, 2005 and 2004 was $0.8 million and $0.2 million, respectively.  Included in “Deferred Compensation” in the accompanying consolidated balance sheets at December 31, 2005 and 2004 was $1.0 million and $0.2 million, respectively, relating to the Deferred Bonus Plan.  Included in “Other Assets” at December 31, 2005 and 2004 were life insurance policies with cash surrender values of $0.7 million and $0.6 million, respectively, relating to the Deferred Bonus Plan.

During the years ended December 31, 2005, 2004 and 2003, the Company recorded approximately $3,086,000, $2,072,000, and $1,671,000, respectively, for these bonuses and deferred compensation agreements, in the accompanying statements of operations.

12.                                 FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s borrowings under its credit facilities approximate their fair value at December 31, 2005 and 2004, respectively.  The fair value of the Company’s long-term notes, which are publicly traded, approximated $149.8 million and $154.0 million at December 31, 2005 and 2004, respectively, based on published bid prices.  The fair value of the Company’s $36.5 million of Junior Subordinated Notes cannot be estimated as there is no established market nor published bid prices.

13.                                 PREFERRED STOCK

Dividends on the Preferred Stock were cumulative from the date of original issuance out of funds legally available for that purpose in cash in arrears on November 30 and May 31 of each year, whether or not declared.  Any amounts not paid in cash are accumulated and compounded semi-annually at the rate of 9 1/4% per annum until paid.  The resulting liability at December 31, 2002 of approximately $9,411,000 was accrued in the accompanying balance sheet for the Series A Preferred Stock.  The resulting liability at December 31, 2002 of approximately $5,280,000 was accrued in the accompanying balance sheet for the Series B Preferred Stock.  During 2003, the Company retired all outstanding preferred stock.  This transaction did not cause a gain or loss on retirement of the preferred stock.

14.                                 RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.”  This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period.  The Company will adopt this statement on January 1, 2006.  The Company does not anticipate that adoption of this statement will have a material impact on its financial position or results of operations.

In March 2005, the SEC issued Staff Accounting Bulleting (“SAB”) No. 107, “Share-Based Payment “ to provide interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance.  SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line items as cash compensation.  The Company does not anticipate that adoption of this statement will have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated, that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….”  This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this statement requires that allocation of the fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This statement is effective for fiscal years beginning after June 15, 2005.  Accordingly, the Company will adopt its provisions effective January 1, 2006.  The Company does not anticipate that adoption of this statement will have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.”  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  Adoption of this statement on July 1, 2005, did not have a material impact on the Company’s financial position or results of operations.

In March 2005, FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective December 31, 2005. The adoption of FIN 47 did not have a material effect on the Company’s financial position or results of operations.

Hard Rock Hotel, Inc.

Schedule II - Valuation and Qualifying Accounts

Years Ended December 31, 2005, 2004 and 2003

(In Thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Write-offs Net of Collections	Balance at End of Year
Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts:	$656	$531	$(185)	$1,002

Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts:	$1,237	$185	$(766)	$656

Year ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts:	$1,951	$308	$(1,022)	$1,237

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1)3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2)3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(1)3.3	Second Amended and Restated By-Laws of the Company

4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(5)4.1	Indenture dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(5)4.2	Form of Global 8 7/8% Second Lien Notes due 2013 (included in Exhibit 4.1)

(5)4.3	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.

(5)4.4	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.

(5)4.5	Form of Junior Subordinated Notes.

(7)4.6	First Supplemental Indenture to Indenture, dated as of November 20, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(7)4.7	Second Supplemental Indenture to Indenture, dated as of November 24, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

9.	VOTING TRUST AGREEMENTS.

(1)9.1	Amendment, dated as of July 1, 1997 to Stockholder Agreement, dated August 30, 1993, among the Company and certain stockholders listed therein.

(1)9.2	Stockholder Agreement, dated as of August 30, 1993, among the Company and certain stockholders listed there in.

10.	MATERIAL CONTRACTS.

(5)10.1	Credit Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.

(5)10.2	Second Lien Notes Security Agreement, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.

(5)10.3	Second Lien Notes Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.

(5)10.4	Second Lien Notes Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and U.S. Bank, N.A.

(5)10.5	Exchange Agreement, dated as of May 30, 2003, between the Company, Peter A. Morton and Desert Rock, Inc.

(1)10.6	Amended and Restated Supervisory Agreement, dated as of October 21, 1997, between the Company and Peter A. Morton.

(3)10.7	Employment Agreement, dated November 8, 2000, between the Company and James D. Bowen.

(4)10.8	Amendment to Employment Agreement, dated September 7, 2001, between the Company and James D. Bowen.

(1)10.9	Trademark Sublicense Agreement, dated October 24, 1997, between the Company and Peter A. Morton.

(1)10.10	Amendment No. 1 to Trademark Sublicense Agreement, dated as of March 23, 1998, between the Company and Peter A. Morton.

(5)10.11	Amendment No. 2 to Trademark Sublicense Agreement, dated as of May 30, 2003, between the Company and Peter A. Morton.

(5)10.12	Security Agreement, dated as of May 30, 2003, between the Company, Bank of America, N.A. and the lenders referred to therein.

(5)10.13	Trademark Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.

(5)10.14	Copyright Security Interest Assignment, dated as of May 30, 2003, between the Company and Bank of America, N.A.

(5)10.15	Form of Hard Rock Hotel, Inc. 1999 Performance Awards Plan

(6)10.16	Employment Agreement, dated June 19, 2003, between the Company and Kevin Kelley

10.17	Second Amendment to Employment Agreement, dated September 7, 2001, between the Company and James D. Bowen.

(8)10.18	Registration Rights Agreement, dated as of September 17, 2004, between the Company and Bank of America Securities, LLC.

(9)10.19	Lease by and between the Company, PM Realty, LLC and Mr. Chow of Las Vegas, LLC dated December 24, 2004.

10.20	Commercial Sublease dated August 15, 2005, between the Company and 510 Development Corporation.

10.21	Agreement dated April 12, 2006 between the Company and Peter Morton.

12.	RATIO OF EARNINGS TO FIXED CHARGES.

12.1	Statement regarding the computation of ratio of earnings to fixed charges for the Company.

24.	POWERS OF ATTORNEY.

24.1	Power of Attorney (included in signature page).

31.	CERTIFICATIONS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 21, 1998 (File No. 333- 53211).

(2)	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended August 31, 1999 (File No. 333-53211).

(3)	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended September 30, 2000 (File No. 333-53211).

(4)	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended September 30, 2001 (File No. 333-53211).

(5)	Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 8, 2003 (File No. 333- 106863).

(6)	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended June 30, 2003 (File No. 333-53211).

(7)

Incorporated by reference to designated exhibit to our Registration Statement on Amendment No. 1 to Form S-4, filed with the Securities and Exchange Commission on November 26, 2003 (File No. 333- 106863).

(8)	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended September 30, 2004 (File No. 333-53211).

(9)	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended March 31, 2005 (File No. 333-53211).