Form 10-Q
period 2006-03-31
HARD ROCK HOTEL INC
filed 2006-05-15
CIK 1059744

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File No. 333-53211

Hard Rock Hotel, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0306263
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4455 Paradise Road, Las Vegas NV  89109

(Address of principal executive offices — Zip Code)

(702) 693-5000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock outstanding by class as of May 15, 2006

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

HARD ROCK HOTEL, INC.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

HARD ROCK HOTEL, INC.

CONDENSED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	March 31, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$10,613	$8,895
Accounts receivable, net of allowance for doubtful accounts of $1,142 and $1,002 as of March 31, 2006 and December 31, 2005, respectively	8,255	6,986
Inventories	2,149	2,205
Prepaid expenses and other current assets	2,499	2,590
Deferred income taxes	5,805	5,832
Related party receivables	661	589
Total current assets	29,982	27,097

Property and equipment, net of accumulated depreciation and amortization	168,203	165,662
Deferred income taxes, net	2,034	2,034
Other assets, net	4,740	4,164
TOTAL ASSETS	$204,959	$198,957

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$2,932	$3,968
Related party payable	911	784
Accrued expenses and other liabilities	16,837	13,141
Interest payable	5,115	3,024
Current portion of long-term debt	17,000	58
Total current liabilities	42,795	20,975

Deferred compensation	2,553	2,478
Junior subordinated notes	41,929	40,857
Long-term debt, less current portion	140,000	157,000
Total long-term liabilities	184,482	200,335
Total liabilities	227,277	221,310

Commitments and contingencies (Note 4)

Shareholders’ deficiency:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(29,826)	(29,861)
Total shareholders’ deficiency	(22,318)	(22,353)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$204,959	$198,957

The accompanying notes are an integral part of these financial statements.

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended March 31,
	2006	2005
Revenue:
Casino	$14,846	$16,609
Lodging	9,846	9,286
Food and beverage	16,946	15,826
Retail store	1,740	1,743
Other	3,038	3,785
Gross revenues	46,416	47,249
Less: promotional allowances	(3,121)	(3,246)
Net revenues	43,295	44,003

Costs and expenses:
Casino	9,177	8,749
Lodging	2,727	2,444
Food and beverage	9,460	8,124
Retail store	1,013	763
Other	3,175	3,856
Marketing, advertising and entertainment	1,289	1,282
General and administrative	8,357	6,514
Depreciation and amortization	3,049	2,952
Loss on disposal of assets	362	—
Pre-opening expenses	—	72
Total costs and expenses	38,609	34,756

Income from operations	4,686	9,247

Other income (expense):
Interest income	53	40
Interest expense	(4,677)	(4,870)

Income before income tax expense	62	4,417

Income tax expense	27	—

Net income	$35	$4,417

BASIC AND DILUTED NET INCOME PER SHARE:

Net income	$0.46	$58.10

Weighted average number of common shares outstanding	76,023	76,023

The accompanying notes are an integral part of these unaudited condensed financial statements.

HARD ROCK HOTEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except supplemental schedule)

(unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Cash flows from operating activities:
Net income	$35	$4,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,049	2,952
Provision for losses on accounts receivable	67	96
Amortization of bond offering fees and costs	128	128
Loss on disposal of assets	362	—
Changes in operating assets and liabilities:
Accounts receivable	(1,336)	(1,687)
Inventories	56	320
Prepaid expenses and other current assets	91	(225)
Related party receivable	(72)	(133)
Accounts payable	(1,036)	2,118
Related party payable	127	(298)
Long term deferred compensation	75	308
Accrued expenses	3,696	1,280
Decrease in deferred income taxes	27	—
Interest payable	3,163	3,186
Net cash provided by operating activities	8,432	12,462

Cash flows used in investing activities:
Purchases of property and equipment	(5,955)	(2,734)
Proceeds from sale of operating assets	3	—
Purchase of long lived assets	(704)	—
Net cash used in investing activities	(6,656)	(2,734)

Cash flows used in financing activities:
Principal payments on long-term debt	(58)	(2,043)
Net cash used in financing activities	(58)	(2,043)

Net increase in cash and cash equivalents	1,718	7,685
Cash and cash equivalents, beginning of period	8,895	10,655

Cash and cash equivalents, end of period	$10,613	$18,340

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,386	$1,557

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In accordance with the terms of the Junior Notes, the Company recorded interest in kind of $1.1 million during the three month period ended March 31, 2006 and increased the principal amount of the Junior Notes.

In accordance with the terms of the Junior Notes, the Company recorded interest in kind of $1.4 million during the three month period ended March 31, 2005 and increased the principal amount of the Junior Notes.

The accompanying notes are an integral part of these unaudited condensed financial statements

HARD ROCK HOTEL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Certain reclassifications have been made to the prior years financial statements to conform to the current year presentation. The reclassifications relate primarily to recording revenue and related expenses on certain transactions on a gross basis versus net basis. During the three month period ended March 31, 2005, the Company recorded certain transactions for entertainment ticket sales and catering production on a net basis and included the net expense in marketing expense. The Company has reclassified $1.5 million of revenue that had previously been netted with marketing expense to other income, $2.7 million from marketing expense to other expense and $0.3 million of revenue that had previously been netted with food and beverage expense to food and beverage revenue for the three month period ended March 31, 2005. The Company reclassed $0.7 million, on the statement of operations, to general and administrative expenses for technical support services for the development, ongoing improvement and operation of the Company from related party expense for the three months ended March 31, 2005. The Company reclassed $0.9 million to operating expenses, on the statement of operations, for the Amended and Restated Supervisory Agreement from related party expenses. The Company reclassified $4.2 million in deferred income tax liability to deferred income tax asset long term on the balance sheet as of December 31, 2005. These reclassification did not have an effect on net income in the statements of operations.

Operating results for the three month period ended March 31, 2006 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2006. The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2005.

Recently Adopted Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.”  This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. The Company adopted this statement on January 1, 2006 and there was no material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated, that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….”  This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this statement requires that allocation of the fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted this statement on January 1, 2006 and there was no material impact on its financial position or results of operations.

2.             AGREEMENTS WITH RELATED PARTIES

The Company has a twenty-five year Amended and Restated Supervisory Agreement with Peter Morton, which provides for the supervision of the development, improvement, operation, and maintenance of the Company through 2022. Mr. Morton has the option to renew the agreement for two successive fifteen year terms. Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to the Company. In the event either the Company or Mr. Morton is in Default (as defined in the agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default. As part of this agreement, the Company pays to Mr. Morton a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each year. Total supervisory fee expenses for these services for the three months ended March 31, 2006 and 2005 amounted to $869,000 and $843,000, respectively. These expenses are included in the accompanying statements of operations. The unpaid amounts at March 31, 2006 and December 31, 2005 are $911,000 and $784,000, respectively, and are included in related party payable in the accompanying balance sheets.

Entities controlled by Mr. Morton have provided additional technical support services for the development, ongoing improvement and operation of the Company. The Company reimburses these entities for all costs and expenses incurred in connection with these services, including, without limitation, employee salary and benefits and allocated overhead. On August 15, 2005, the Company entered a Commercial Sublease with 510 Development, whereby the Company pays $20,000 a month for this lease which expires December 31, 2009. The expense associated with this lease is included as part of the allocated overhead which is reimbursed by the Company. These expenses aggregated approximately $761,000 and $734,000 for the three months ended March 31, 2006 and 2005, respectively, and are included in the line item general and administrative in the accompanying statements of operations. The unpaid amounts at March 31, 2006 and December 31, 2005 are $253,000 and $157,000, respectively, was due from these entities for expenses paid in advance and is included in related party receivable in the accompanying balance sheets.

The Company has provided technical support services and paid certain overhead expenses for the development and operation of HR Condominium Investors (Vegas), LLC (“HRCI”), an affiliate of our Chief Executive Officer Mr. Morton. HR Condominium Investors (Vegas), LLC reimburses the Company for all of these costs and expenses. The unpaid amounts at March 31, 2006 and December 31, 2005 are $386,000 and $251,000, respectively, and are included in related party receivable in the accompanying balance sheets.

During the three months ended March 31, 2006 and 2005, the Company paid compensation to Harry Morton, son of Peter Morton, of $46,000 and $40,000, respectively, for his position as Special Projects Director which he started in the year ended December 31, 2004. The Company also provided housing and other services to Harry Morton at the resort with a total estimated value during the three months ended March 31, 2006 and 2005, of $5,000 and $52,000, respectively. These costs are included in food and beverage expense on the statements of operations for the three months ended March 31, 2006 and 2005.

The Company provides technical support services and pays certain overhead expenses for the development and operation of Pink Taco Scottsdale, LLC, an entity managed by Harry Morton, son of the Company’s Chief Executive Officer Mr. Morton. Pink Taco Scottsdale, LLC reimburses the Company for all of these costs and expenses. The unpaid amounts at March 31, 2006 and December 31, 2005 are $22,000 and $181,000, respectively, and are included in related party receivable in the accompanying balance sheets.

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

3.             LONG-TERM DEBT

As of March 31, 2006, the Company had $140.0 million outstanding of its 8.875% Second Lien Notes due 2013 (the “2013 Notes”). The Company also has a $40 million Senior Secured Credit Facility (the “Facility”) through a group of banks.  The Facility consists of a $20 million, five-year senior secured term loan (the “Term Loan”) and a $20 million senior secured revolving credit facility (the “Revolving Credit Facility”). As of March 31, 2006, the Company had $17.0 million outstanding on its Revolving Credit Facility and had no balance outstanding on the Term Loan. As of March 31, 2006, the Company also had approximately $41.9 million outstanding of junior subordinated notes (the “Junior Notes”), including $1.1 million of interest paid in kind during the three month period ended March 31, 2006.

2013 Notes

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The security interest is junior to the security interest in the assets securing our obligation under our Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The redemption rates are as follows: after June 1, 2008, 104.438%, after June 1, 2009, 102.958%, after June 2010, 101.479% and after June 1, 2011, 100%. The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates. The Company was in compliance with these covenants as of March 31, 2006.

Facility

Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable LIBOR margin (not to exceed 3.5% (applicable margin was 2.50% at March 31, 2006) and aggregating 7.3% at March 31, 2006), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%). The Company chose the LIBOR Index for all of its borrowings outstanding at March 31, 2006. These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined. Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due three months up to the maturity date. The Facility is secured by substantially all of the Company’s property at the Las Vegas site. The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates. The Company was not in compliance with the total leverage nor the maximum capital expenditures covenants as of March 31, 2006, and the Company is currently seeking a waiver from its lenders for such noncompliance. Pending receipt of such waiver, the principal amount has been classified as current as of March 31, 2006.

The Company has a $0.3 million irrevocable standby letter of credit for the benefit of the State of Nevada related to the self insured portion of the Company’s workers compensation insurance.

Junior Notes

Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates. In December of 2005, the Company received consent from lenders under the Facility and repurchased $15.0 million of the outstanding Junior Subordinated Notes. This transaction had a purchase premium of $1.2 million. For the three months ended March 31, 2006 and 2005 the Company paid interest in kind of $1.1 million and $1.4 million, respectively. The Company was in compliance with these covenants as of March 31, 2006.

4.             COMMITMENTS AND CONTINGINCIES

Legal

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

The Company is a defendant in a lawsuit filed by ACM, Inc. ACM, Inc. alleges the company failed to pay approximately $600,000 due under a telephone consulting contract. The Company disputes the allegations and denies any further amounts are due.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of March 31, 2006.

Self-Insurance

The Company is self-insured for workers’ compensation claims, up to an annual stop loss of $350,000 per claim. Management has established reserves it considers adequate to cover estimated future payments on claims incurred by the Company through March 31, 2006.

5.             SUBSEQUENT EVENT

On May 11, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Morgans Hotel Group Co. (“Morgans”) and MHG HR Acquisition Corp. (“Merger Sub”), a wholly owned subsidiary of Morgans. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Morgans. Each share of common stock of the Company issued and outstanding immediately prior to the effective time of the merger will be automatically converted into the right to receive cash based on the total transaction consideration of approximately $421.0 million, which is subject to a number of adjustments, including, among others, outstanding indebtedness and related party payables, working capital, cage cash, retention bonuses, transaction costs and expenses, and certain capital expenditures by the Company. In addition, $40.0 million of the total transaction consideration will be paid to Peter Morton, our Chief Executive Officer, as consideration for the early termination of his Supervisory Agreement. Of the total transaction consideration, $2.5 million will be held in an escrow to cover post-closing adjustments for working capital and cage cash, and $15.0 million will be held in an escrow to cover post-closing indemnification obligations of the Company’s stockholders.

Concurrently with the execution of the Merger Agreement and pursuant to the terms therein, Morgans has deposited into escrow $30.0 million, a portion of which, upon the closing of the merger, will be credited towards the total transaction consideration, and a portion of which, upon the closing of the merger, will be held in escrow as described above.

If the Merger Agreement is terminated under certain circumstances, the Company may retain the $30 million deposit, and, in the event of a default by the Company or its affiliates under the Merger Agreement, Morgans may seek specific performance of the Merger Agreement.

The Merger Agreement provides that the closing of the merger must occur on or prior to the earlier of (1) seven business days after Morgans’ receipt of all necessary gaming approvals to consummate the transaction and (2) February 10, 2007, unless further extended by the parties.

The completion of the merger is subject to a number of conditions, including, among other things, Morgans’ or related parties’ receipt of all necessary antitrust, gaming and other approvals, the repayment of all outstanding indebtedness of the Company, the closing of certain other transactions, and the satisfaction or waiver of all other conditions precedent. The merger is not subject to a financing condition.

In addition, completion of the Merger is conditioned on the concurrent closing of other transactions contemplated by the Merger Agreement, which transactions are governed by certain agreements between Morgans (or an affiliate thereof) and

Mr. Morton, the Company’s Chief Executive Officer, pursuant to the Merger Agreement, as well as the termination of certain existing agreements between the Company and Mr. Morton.

The Company has agreed to stay bonuses of approximately $1.8 million in total which will be paid to select employees who are critical to the continued operations of the Company through the completion of the merger. The stay bonuses will become payable at the completion of the merger provided that the selected employee has remained in our employment to the applicable date. The stay bonuses were communicated to select employees in April 2006 and are being accrued over the expected service period. The Company began expensing this liability in April of 2006 and therefore does not have any accrued stay bonus expense in the three months ended March 31, 2006.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by the Company’s financial statements, including the notes thereto, and the other financial information appearing elsewhere herein and the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2005, which may be obtained upon request from the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates” or “expects” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following:  increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of our gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to our officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in our key markets; severe and unusual weather in our key markets; and adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based. For more information regarding risks inherent in an investment in the Company, see the section ”Business — Risk Factors” in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2005 filed with the SEC on April 17, 2006.

OVERVIEW

Our sole business is the operation of the Hard Rock Hotel and Casino in Las Vegas, NV.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

NET REVENUES.  Net revenues decreased 2% for the three months ended March 31, 2006 to $43.3 million compared to $44.0 million for the three months ended March 31, 2005. The $0.7 million decrease in net revenues was primarily attributable to a $1.8 million or 11% decrease in casino revenues and a $0.7 million decrease in other revenue offset partially by a $1.1 million or a 7% increase in food and beverage revenue, a $0.6 million or 6% increase in lodging revenue and a $0.1 million or 4% decrease in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $1.8 million decrease in casino revenues was primarily due to a $1.9 million or 16% decrease in table games revenues and a $0.1 million or 21% decrease in race and sports book revenue. These decreases in revenue were partially offset by a $0.2 million or 5% increase in slot machine revenues. The decrease in table games revenues was due to a decrease in hold percentage and a decrease in table games drop. Table games hold percentage decreased 1.0 percentage points to 13.0% from 14.0%. Table games drop decreased $8.5 million or 10% to $72.9 million from $81.3 million. The average number of table games in operation remained constant at 92. The net result of these changes in drop and hold percentage was a decrease in win per table game per day to $1,148 from $1,373, a decrease of $255 or 16%. We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Strip, our net hold percentage for the three months ended March 31, 2006 was 14.7% compared to 16.2% for the three months ended March 31, 2005. The increase in slot machine revenues was due to an increase in slot machine hold percentage partially offset by a decrease slot machine handle. Slot machine handle decreased $8.6 million or 10% to $81.4 million from $90.0 million. Slot machine hold percentage increased 0.8 percentage points to 5.9% from 5.1%. The average number of slot machines in operation increased to 557 from 552, an increase of 5 machines or 1%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in win per slot machine per day to $96 from $92, an increase of $4 or 4%. The decrease in race and sports revenues was due to a decrease in race and sports hold percentage and handle. Race and sports hold percentage decreased 2.0 percentage points to 10.0% from 12.0%. Race and sports handle decreased to $5.8 million from $5.9 million.

LODGING REVENUES.  The $0.6 million increase in lodging revenues to $9.8 million was primarily due to an increase in average daily rate (“ADR”) to $180 from $159. Hotel occupancy decreased to 93.2% from 93.4% between periods.

FOOD AND BEVERAGE REVENUES.  The $1.1 million increase in food and beverage revenues was due to food revenues increasing by approximately $0.4 million and beverage revenues increasing by approximately $0.7 million. Food revenues increased due primarily to a $0.6 million increase in banquet food revenue. This increase was partially offset by a $0.1 million decrease in both Mr. Lucky’s and Simon. Beverage revenues increased due primarily to a $0.6 million increase in Body English, a $0.2 million increase banquet bar and a $0.1 million increase in Pink Taco. These increases were partially offset by a decrease of $0.1 million in the Beach Club Bar, due to poor weather and a $0.1 million decrease in other bars.

RETAIL REVENUES.  Retail revenue remained constant at $1.7 million.

OTHER REVENUE.  Other revenue decreased $0.7 million primarily due to a $0.7 million decrease in ticket revenue. We decreased the number of concerts to 9 from 12 in during the three month periods ended March 31, 2006 and 2005, respectively.

PROMOTIONAL ALLOWANCES.  Promotional allowances increased as a percentage of casino revenues to 21% from 20%. This increase is due to the 1.0 percentage point decrease in table hold percentage. The decrease in table games hold percentage decreases table games revenue without a decrease in promotional allowances. Promotional allowances are generally offered on the amount of play instead of the amount lost.

CASINO EXPENSES.  Casino expenses increased $0.4 million or 5% to $9.2 million. The increase was primarily due to a $0.2 million increase in payroll and related costs, a $0.1 million increase in customer promotions and a $0.1 million increase in taxes. The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts. Casino expenses as a percentage of casino revenues increased to 62% from 53%, an increase of 9 percentage points between comparative periods.

LODGING EXPENSES.  Lodging expenses in relation to hotel revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, increased to 32% from 31%, an increase of 1 percentage point between comparative periods. This increase is due to increasing the quality of the product that is offered.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances increased to 63% from 59% in the prior year period. This increase is due to salary and wage increases that have affected the Las Vegas market.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, increased to 63% from 51%. This decrease in efficiency is due to changing our product mix in the retail store. Old products have been reduced to make room for the new products.

OTHER COSTS AND EXPENSES.  Other costs and expenses decreased $0.7 million due to less concerts being held in 2006 as compared to 2005.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses in relation to gross revenues increased to 21% from 17% in the prior year period. This increase is due to $1.1 million in expenses related to the potential sale of the Company, a $0.6 million increase in payroll and related costs and a $0.1 million increase in claims.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense remained constant at $3.0 million.

INTEREST EXPENSE.  Interest expense decreased to $4.7 million from $4.9 million, a decrease of $0.2 million or 4%. In December of 2005, the Company received consent from lenders under the facility and repurchased $15.0 million of the outstanding Junior Subordinated Notes. This is the cause for the reduction in interest expense.

LOSS ON DISPOSAL OF ASSETS. During 2006, the Company recorded a $0.4 million loss on the disposal of assets, which was related to our pool remodel. During 2005, the Company did not have a loss on the disposal of assets.

PRE-OPENING. During 2005, the Company recorded a $0.1 million in pre-opening expense for a possible casino in California. During 2006, the Company did not have pre-opening expense.

INCOME TAXES. During the three months ended March 31, 2006 the Company recognized an income tax expense of $27,000. The Company did not have income tax expense during the three months ended March 31, 2005 due to being able to offset 100% of its income with NOL from previous periods against which a valuation allowance has been placed.

NET INCOME. Net income was $35,000 compared to $4.4 million during the prior year period. The decrease in net results for common shareholders was due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

For the three month period ended March 31, 2006 our principal sources of funds were cash on-hand at December 31, 2005, and cash provided by operating activities of $8.4 million. The amount of cash provided by operating activities primarily included net income of $35,000, depreciation and amortization of $3.0 million, provision for losses on accounts receivable of $0.1 million, amortization of loan fees of $0.1 million, loss on disposal of asset of $0.4 million and net changes in operating assets and liabilities of $4.8 million. Other uses of funds were capital expenditures of $6.0 million, an increase in other assets of $0.7 million and payments on debt of $0.1 million. As a result, as of March 31, 2006, we had cash and cash equivalents of $10.6 million.

On May 11, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Morgans Hotel Group Co. (“Morgans”) and MHG HR Acquisition Corp. (“Merger Sub”), a wholly owned subsidiary of Morgans. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Morgans. Each share of common stock of the Company issued and outstanding immediately prior to the effective time of the merger will be automatically converted into the right to receive cash based on the total transaction consideration of approximately $421.0 million, which is subject to a number of adjustments, including, among others, outstanding indebtedness and related party payables, working capital, cage cash, retention bonuses, transaction costs and expenses, and certain capital expenditures by the Company. In addition, $40.0 million of the total transaction consideration will be paid to Peter Morton, our Chief Executive Officer, as consideration for the early termination of his Supervisory Agreement. Of the total transaction consideration, $2.5 million will be held in an escrow to cover post-closing adjustments for working capital and cage cash, and $15.0 million will be held in an escrow to cover post-closing indemnification obligations of the Company’s stockholders.

Concurrently with the execution of the Merger Agreement and pursuant to the terms therein, Morgans has deposited into escrow $30.0 million, a portion of which, upon the closing of the merger, will be credited towards the total transaction consideration, and a portion of which, upon the closing of the merger, will be held in escrow as described above.

If the Merger Agreement is terminated under certain circumstances, the Company may retain the $30 million deposit, and, in the event of a default by the Company or its affiliates under the Merger Agreement, Morgans may seek specific performance of the Merger Agreement.

The Merger Agreement provides that the closing of the merger must occur on or prior to the earlier of (1) seven business days after Morgans’ receipt of all necessary gaming approvals to consummate the transaction and (2) February 10, 2007, unless further extended by the parties.

The completion of the merger is subject to a number of conditions, including, among other things, Morgans’ or related parties’ receipt of all necessary antitrust, gaming and other approvals, the repayment of all outstanding indebtedness of the Company, the closing of certain other transactions, and the satisfaction or waiver of all other conditions precedent. The merger is not subject to a financing condition.

In addition, completion of the Merger is conditioned on the concurrent closing of other transactions contemplated by the Merger Agreement, which transactions are governed by certain agreements between Morgans (or an affiliate thereof) and Mr. Morton, the Company’s Chief Executive Officer, pursuant to the Merger Agreement, as well as the termination of certain existing agreements between the Company and Mr. Morton.

The Company has agreed to stay bonuses of approximately $1.8 million in total which will be paid to select employees who are critical to the continued operations of the Company through the completion of the merger. The stay bonuses will become payable at the completion of the merger provided that the selected employee has remained in our employment to the applicable date. The stay bonuses were communication to select employees in April 2006 and are being accrued over the expected service period. The Company began expensing this liability in April of 2006 and therefore does not have any accrued stay bonus expense in the three months ended March 31, 2006.

We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $20.0 million Revolving Credit Facility ($2.7 million as of March 31, 2006) will be sufficient to provide operating and investing liquidity during the next 12 months. We may, however, need to raise additional funds prior to April 1, 2007.

The Company has a $0.3 million irrevocable standby letter of credit for the benefit of the State of Nevada related to the self insured portion of the Company’s workers compensation insurance.

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The security interest is junior to the security interest in the assets securing our obligation under our Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The redemption rates are as follows: after June 1, 2008, 104.438%, after June 1, 2009, 102.958%, after June 2010, 101.479% and after June 1, 2011, 100%. The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates. The Company was in compliance with these covenants as of March 31, 2006.

Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable LIBOR margin (not to exceed 3.5% (applicable margin was 2.50% at March 31, 2006) and aggregating 7.3% at March 31, 2006), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%). The Company chose the LIBOR Index for all of its borrowings outstanding at March 31, 2006. These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined. Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due three months up to the maturity date. The Facility is secured by substantially all of the Company’s property at the Las Vegas site. The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates. The Company was not in compliance with the total leverage nor the maximum capital expenditures covenants as of March 31, 2006, and the Company is currently seeking a waiver from its lenders for such noncompliance. Pending receipt of such waiver, the principal amount has been classified as current as of March 31, 2006.

Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates. In December of 2005, the Company received consent from lenders under the Facility and repurchased $15.0 million of the outstanding Junior Subordinated Notes. This transaction had a purchase premium of $1.2 million. For the three months ended March 31, 2006 and 2005 the Company paid interest in kind of $1.1 million and $1.4 million, respectively. The Company was in compliance with these covenants as of March 31, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material. Currently, we have no guarantees, such as performance guarantees, keep-well agreements or indemnity. We are not engaged in derivatives activities.

Contractual Obligations and Commitments

We have various contractual obligations that we record as liabilities in our financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. Additionally, we enter into contracts for goods and services such as food, inventory and entertainment. Such liabilities are recorded as liabilities when so incurred and we expect that such contracts will generate revenue in excess of such liabilities. As of March 31, 2006, there have been no material changes to the table of contractual obligations and commitments in our most recently filed Form 10-K.

We made cash interest payments on long-term debt of $1.4 million and $1.6 million in the three month periods ended March 31, 2006 and 2005, respectively. We anticipate our cash interest payments for the remainder of 2006 to be in excess of these levels due to the timing of payments. We have not made significant cash tax payments during the three month periods ended March 31, 2006 and 2005 and, due to available net operating loss and AMT tax credit carryforwards, we do not anticipate making significant cash tax payments in the remainder of 2006. Total supervisory fee expense for the three month periods ended March 31, 2006 and 2005 amounted to $0.9 million and $0.8 million, respectively, under the Company’s Amended and Restated Supervisory Agreement with Peter Morton. The supervisory fee is equal to two percent of annual gross revenues (as defined in the Supervisory Agreement), net of complimentaries for each year.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk. We did not have any derivative financial instruments at March 31, 2006.

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

We had $17.0 million in variable rate debt outstanding at March 31, 2006. Based upon these variable rate debt levels, a hypothetical 10% adverse change in the effective interest rate (approximately a 73 basis point increase) would increase interest expense less than $0.1 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

The fair value of the Company’s $140 million of 8.875% Second Lien Notes, which are due in 2013 and are publicly traded, approximated $150.9 million at March 31, 2006 based on published bid prices. The fair value of the Company’s $41.9 million of Junior Notes cannot be estimated as there was no established market nor published bid prices.

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

(b)  Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of March 31, 2006.

Item 1A. Risk Factors

As a result of the proposed merger with a subsidiary of Morgans Hotel Group Co. (“Morgans”), the following additional risk factors are material updates to the risk factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005:

The completion of the proposed merger is subject to obtaining the regulatory approvals to complete the merger and any delays in obtaining regulatory approvals will delay and may possibly prevent the merger.

The completion of the merger is conditioned upon Morgans or related parties receiving the necessary approvals from state and local gaming and regulatory authorities. The Company cannot be certain that all of the required gaming approvals will be obtained by Morgans, nor can the Company be certain that the approvals will be obtained within the time contemplated by the merger agreement. A delay in obtaining the required approvals will delay and may possibly prevent the completion of the merger.

If the proposed merger is not completed, the Company will have incurred substantial costs that may adversely affect the Company’s financial results and operations.

The Company has incurred and will continue to incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of attorneys, accountants and the Company’s financial advisors. In addition, the Company has diverted significant management resources in an effort to complete the merger and is subject to restrictions contained in the merger agreement on the conduct of its business. If the merger is not completed, the Company will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit.

In addition, if the merger is not completed, the Company may experience negative reactions from the financial markets, collaborative partners, customers and employees. Each of these factors may adversely affect the Company’s financial results and operations.

Item 5.    Other Information

Proposed Merger

On May 11, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Morgans Hotel Group Co. (“Morgans”) and MHG HR Acquisition Corp. (“Merger Sub”), a wholly owned subsidiary of Morgans. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Morgans. Each share of common stock of the Company issued and outstanding immediately prior to the effective time of the merger will be automatically converted into the right to receive cash based on the total transaction consideration of approximately $421.0 million, which is subject to a number of adjustments, including, among others, outstanding indebtedness and related party payables, working capital, cage cash, retention bonuses, transaction costs and expenses, and certain capital expenditures by the Company. In addition, $40.0 million of the total transaction consideration will be paid to Peter Morton, our Chief Executive Officer, as consideration for the early termination of his Supervisory Agreement. Of the total transaction consideration, $2.5 million will be held in an escrow to cover post-closing adjustments for working capital and cage cash, and $15.0 million will be held in an escrow to cover post-closing indemnification obligations of the Company’s stockholders.

Concurrently with the execution of the Merger Agreement and pursuant to the terms therein, Morgans has deposited into escrow $30.0 million, a portion of which, upon the closing of the merger, will be credited towards the total transaction consideration, and a portion of which, upon the closing of the merger, will be held in escrow as described above.

If the Merger Agreement is terminated under certain circumstances, the Company may retain the $30 million deposit, and, in the event of a default by the Company or its affiliates under the Merger Agreement, Morgans may seek specific performance of the Merger Agreement.

The Merger Agreement provides that the closing of the merger must occur on or prior to the earlier of (1) seven business days after Morgans’ receipt of all necessary gaming approvals to consummate the transaction and (2) February 10, 2007, unless further extended by the parties.

The completion of the merger is subject to a number of conditions, including, among other things, Morgans’ or related parties’ receipt of all necessary antitrust, gaming and other approvals, the repayment of all outstanding indebtedness of the Company, the closing of certain other transactions, and the satisfaction or waiver of all other conditions precedent. The merger is not subject to a financing condition.

In addition, completion of the Merger is conditioned on the concurrent closing of other transactions contemplated by the Merger Agreement, which transactions are governed by certain agreements between Morgans (or an affiliate thereof) and Mr. Morton, the Company’s Chief Executive Officer, pursuant to the Merger Agreement, as well as the termination of certain existing agreements between the Company and Mr. Morton.

The Company has agreed to stay bonuses of approximately $1.8 million in total which will be paid to select employees who are critical to the continued operations of the Company through the completion of the merger. The stay bonuses will become payable at the completion of the merger provided that the selected employee has remained in our employment to the applicable date. The stay bonuses were communicated to select employees in April 2006 and are being accrued over the expected service period. The Company began expensing this liability in April of 2006 and therefore does not have any accrued stay bonus expense in the three months ended March 31, 2006.

Item 6.    Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of May 11, 2006, by and among Hard Rock Hotel, Inc., Morgans Hotel Group Co. and MHG HR Acquisition Corp.*

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1) 3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2) 3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(1) 3.3	Second Amended and Restated By-Laws of the Company

4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(3) 4.1	Indenture dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(3) 4.2	Form of Global 8 7/8% Second Lien Notes due 2013 (included in Exhibit 4.1)

(3) 4.3	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.

(3) 4.4	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.

(3) 4.5	Form of Junior Subordinated Notes.

(4) 4.6	First Supplemental Indenture to Indenture, dated as of November 20, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(4) 4.7	Second Supplemental Indenture to Indenture, dated as of November 24, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

10.	MATERIAL CONTRACTS.

(5) 10.1	Lease by and between the Company, PM Realty, LLC and Mr. Chow of Las Vegas, LLC dated December 24, 2004.

10.2	Performance Awards Plan/Award Agreement between the Company and Kevin Kelley dated March 20, 2003.

31.	CERTIFICATIONS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Hard Rock Hotel agrees to furnish copies of the Schedules and Exhibits referenced in this agreement to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 21, 1998 (File No. 333-53211).

(2)	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the three months ended August 31, 1999 (File No. 333-53211).

(3)	Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 8, 2003 (File No. 333-106863).

(4)

Incorporated by reference to designated exhibit to our Registration Statement on Amendment No. 1 to Form S-4, filed with the Securities and Exchange Commission on November 26, 2003 (File No. 333-106863).

(5)	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the three months ended March 31, 2005 (File No. 333-53211).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARD ROCK HOTEL, INC.

Date: May 15, 2006	By: /s/ JAMES D. BOWEN
Name: James D. Bowen
Title: CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER AND DULY AUTHORIZED OFFICER)