Form 10-Q
period 2006-06-30
HARD ROCK HOTEL INC
filed 2006-08-14
CIK 1059744

UNITED STATES SECURITIES & EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Common Stock outstanding by class as of August 14, 2006

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

HARD ROCK HOTEL, INC.
INDEX

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

HARD ROCK HOTEL, INC.
CONDENSED BALANCE SHEETS (unaudited)
(in thousands, except share amounts)

	June 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$8,771	$8,895
Accounts receivable, net of allowance for doubtful accounts of $1,063 and $1,002 as of June 30, 2006 and December 31, 2005, respectively	7,201	6,986
Inventories	2,539	2,205
Prepaid expenses and other current assets	3,716	2,590
Deferred income taxes, net	4,332	5,832
Related party receivables	1,249	589
Total current assets	27,808	27,097

Property and equipment, net of accumulated depreciation and amortization	166,558	165,662
Deferred income taxes, net	2,034	2,034
Other assets, net	3,390	4,164
TOTAL ASSETS	$199,790	$198,957

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$3,265	$3,968
Related party payable	291	784
Accrued expenses and other liabilities	7,557	8,021
Advanced reservations deposits	2,822	2,447
Gaming chip and token float	2,373	2,673
Deferred compensation, current portion	3,424	—
Interest payable	3,018	3,024
Current portion of long-term debt	—	58
Total current liabilities	22,750	20,975

Deferred compensation, less current portion	—	2,478
Junior subordinated notes	41,929	40,857
Long-term debt, less current portion	155,000	157,000
Total long-term liabilities	196,929	200,335
Total liabilities	219,679	221,310

Commitments and contingencies (Note 4)

Shareholders’ deficiency:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(27,397)	(29,861)
Total shareholders’ deficiency	(19,889)	(22,353)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$199,790	$198,957

The accompanying notes are an integral part of these financial statements.

HARD ROCK HOTEL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue:
Casino	$15,591	$16,200	$30,437	$32,809
Lodging	11,166	10,392	21,012	19,678
Food and beverage	18,699	18,636	35,645	34,462
Retail store	1,880	2,100	3,620	3,843
Other	4,542	4,657	7,580	8,442
Gross revenues	51,878	51,985	98,294	99,234
Less: promotional allowances	(3,261)	(3,837)	(6,382)	(7,083)
Net revenues	48,617	48,148	91,912	92,151

Costs and expenses:
Casino	8,597	9,271	17,774	18,020
Lodging	2,778	2,575	5,505	5,019
Food and beverage	10,033	9,397	19,493	17,521
Retail store	971	825	1,984	1,588
Other	4,036	5,324	7,211	9,180
Marketing, advertising and entertainment	1,837	1,880	3,126	3,162
General and administrative	7,692	6,480	14,949	12,994
Merger costs	923	—	2,023	—
Depreciation and amortization	3,244	2,947	6,293	5,899
Loss on disposal of assets	10	551	372	551
Pre-opening expenses	—	124	—	196
Total costs and expenses	40,121	39,374	78,730	74,130

Income from operations	8,496	8,774	13,182	18,021

Other income (expense):
Interest income	84	90	137	130
Interest expense	(4,678)	(4,878)	(9,355)	(9,748)

Income before provision for income taxes	3,902	3,986	3,964	8,403

Income tax expense	1,473	—	1,500	—

Net income	$2,429	$3,986	$2,464	$8,403

BASIC AND DILUTED NET INCOME PER SHARE:

Net income	$31.95	$52.43	$32.41	$110.53

Weighted average number of common shares outstanding	76,023	76,023	76,023	76,023

The accompanying notes are an integral part of these unaudited condensed financial statements.

HARD ROCK HOTEL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, except supplemental schedule)
(unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash flows from operating activities:
Net income	$2,464	$8,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,293	5,899
Provision for losses on accounts receivable	170	152
Amortization of bond offering fees and costs	256	256
Loss on disposal of assets	372	551
Changes in operating assets and liabilities:
Accounts receivable	(385)	(1,505)
Inventories	(334)	66
Prepaid expenses and other current assets	(446)	(143)
Related party receivable	(660)	(495)
Accounts payable	(703)	1,653
Related party payable	(493)	(13)
Deferred compensation	946	530
Accrued expenses	(389)	(454)
Deferred income taxes	1,500	—
Interest payable	1,066	1,436
Net cash provided by operating activities	9,657	16,336

Cash flows used in investing activities:
Purchases of property and equipment	(7,565)	(5,017)
Proceeds from sale of operating assets	4	11
Other long lived assets	(162)	(14)
Net cash used in investing activities	(7,723)	(5,020)

Cash flows used in financing activities:
Principal payments on long-term debt	(2,058)	(8,587)
Net cash used in financing activities	(2,058)	(8,587)

Net (decrease) increase in cash and cash equivalents	(124)	2,729
Cash and cash equivalents, beginning of period	8,895	10,655

Cash and cash equivalents, end of period	$8,771	$13,384

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8,033	$8,057

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In accordance with the terms of the Junior Notes, the Company recorded interest in kind of $1.1 million during the six month period ended June 30, 2006 and increased the principal amount of the Junior Notes.

In accordance with the terms of the Junior Notes, the Company recorded interest in kind of $1.4 million during the six month period ended June 30, 2005 and increased the principal amount of the Junior Notes.

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

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications relate primarily to recording revenue and related expenses on certain transactions on a gross basis versus net basis. During the three and six month periods ended June 30, 2005, the Company recorded certain transactions for entertainment ticket sales and catering production on a net basis and included the net expense in marketing expense. The Company has reclassified $1.9 million of revenue that had previously been netted with marketing expense to other income, $2.0 million from marketing expense to other expense and $0.2 million of revenue that had previously been netted with food and beverage expense to food and beverage revenue for the three month period ended June 30, 2005. The Company has reclassified $3.4 million of revenue that had previously been netted with marketing expense to other income, $3.1 million from marketing expense to other expense and $0.5 million of revenue that had previously been netted with food and beverage expense to food and beverage revenue for the six month period ended June 30, 2005.  The Company reclassed $0.6 million, on the statement of operations, to general and administrative expenses for technical support services for the development, ongoing improvement and operation of the Company from related party expense for the three months ended June 30, 2005.  The Company reclassed $1.3 million, on the statement of operations, to general and administrative expenses for technical support services for the development, ongoing improvement and operation of the Company from related party expense for the six months ended June 30, 2005.  The Company reclassed $0.9 million to operating expenses, on the statement of operations, for the Amended and Restated Supervisory Agreement from related party expenses for the three months ended June 30, 2005.  The Company reclassed $1.8 million to operating expenses, on the statement of operations, for the Amended and Restated Supervisory Agreement from related party expenses for the six months ended June 30, 2005.  The Company reclassified $4.2 million in deferred income tax liability to deferred income tax asset long term on the balance sheet as of December 31, 2005. The Company reclassified $2.4 million in accrued expenses and other liabilities to advanced reservations deposits on the balance sheet as of December 31, 2005. The Company reclassified $2.7 million in accrued expenses and other liabilities to gaming chip and token float on the balance sheet as of December 31, 2005. These reclassification did not have an effect on net income in the statements of operations.

Operating results for the six month period ended June 30, 2006 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2006. The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2005.

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to irrevocably account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006. We do not expect the adoption of SFAS No. 155 to have a material effect on our financial statements, as we do not currently have any financial instruments that meet the criteria specified under SFAS No. 155.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. We are currently evaluating the impact that the adoption of FIN 48 will have on our financial statements.

2.             AGREEMENTS WITH RELATED PARTIES

The Company has a twenty-five year Amended and Restated Supervisory Agreement with Peter Morton, which provides for the supervision of the development, improvement, operation, and maintenance of the Company through 2022. Mr. Morton has the option to renew the agreement for two successive fifteen year terms. Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to the Company. In the event either the Company or Mr. Morton is in Default (as defined in the agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default. As part of this agreement, the Company pays to Mr. Morton a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each year. Total supervisory fee expenses for these services for the six months ended June 30, 2006 and 2005 amounted to $1,817,000 and $1,763,000, respectively. These expenses are included in the operating departments in the accompanying statements of operations. The unpaid amounts at June 30, 2006 and December 31, 2005 are $291,000 and $784,000, respectively, and are included in related party payable in the accompanying balance sheets.

Entities controlled by Mr. Morton have provided additional technical support services for the development, ongoing improvement and operation of the Company. The Company reimburses these entities for all costs and expenses incurred in connection with these services, including, without limitation, employee salary and benefits and allocated overhead. On August 15, 2005, the Company entered a Commercial Sublease (“Commercial Sublease”) with 510 Development, whereby the Company pays $20,000 a month for this lease which expires December 31, 2009. The expense associated with this lease is included as part of the allocated overhead which is reimbursed by the Company. These expenses aggregated approximately $1,316,000 and $1,287,000 for the six months ended June 30, 2006 and 2005, respectively, and are included in general and administrative in the accompanying statements of operations. The unpaid amounts at June 30, 2006 and December 31, 2005 are $1,201,000 and $157,000, respectively, was due from these entities for expenses paid in advance and is included in related party receivable in the accompanying balance sheets.

The Company has provided technical support services and paid certain overhead expenses for the development and operation of HR Condominium Investors (Vegas), LLC (“HRCI”), an affiliate of our Chief Executive Officer Mr. Morton. HR Condominium Investors (Vegas), LLC reimburses the Company for all of these costs and expenses. The unpaid amounts at June 30, 2006 and December 31, 2005 are $13,000 and $251,000, respectively, and are included in related party receivable in the accompanying balance sheets.

During the six months ended June 30, 2006 and 2005, the Company paid compensation to Harry Morton, son of Peter Morton, of $100,000 and $87,000, respectively, for his position as Special Projects Director which he started in the year ended December 31, 2004. The Company also provided housing and other services to Harry Morton at the resort with a total estimated value during the six months ended June 30, 2006 and 2005, of $35,000 and $16,000, respectively. These costs are included in food and beverage expense on the statements of operations for the six months ended June 30, 2006 and 2005.

The Company provides technical support services and pays certain overhead expenses for the development and operation of Pink Taco Scottsdale, LLC, an entity managed by Harry Morton, son of the Company’s Chief Executive Officer Mr. Morton. Pink Taco Scottsdale, LLC reimburses the Company for all of these costs and expenses. The unpaid amounts at June 30, 2006 and December 31, 2005 are $35,000 and $181,000, respectively, and are included in related party receivable in the accompanying balance sheets.

On December 24, 2004, PM Realty LLC (a development entity involved in the condominium project and owned by Mr. Morton) and the Company entered into a lease for a ten year initial term with Mr. Chow of Las Vegas, LLC (“Mr. Chow”) for commercial space anticipated to be developed on land contiguous to the resort. The lease provides that if ground-breaking work on such development has not been received, in each case on or before June 1, 2006, Mr. Chow may elect to terminate such lease and receive a lease termination fee of $250,000.  The Company has not broken ground on the development.  Mr. Chow has informed the Company that they have not elected to terminate the lease and they are reserving their right to terminate the lease pending the result of ongoing conversations among representatives of the Company, Morgans Hotel Group and Mr. Chow.

3.                                       LONG-TERM DEBT

As of June 30, 2006, the Company had $140.0 million outstanding of its 8.875% Second Lien Notes due 2013 (the “2013 Notes”). The Company also has a $40 million Senior Secured Credit Facility (the “Facility”) through a group of banks.  The Facility consists of a $20 million, five-year senior secured term loan (the “Term Loan”) and a $20 million senior secured revolving credit facility (the “Revolving Credit Facility”). As of June 30, 2006, the Company had $15.0 million outstanding on its Revolving Credit Facility and had no balance outstanding on the Term Loan. As of June 30, 2006, the Company also had approximately $41.9 million outstanding of junior subordinated notes (the “Junior Notes”), including $1.1 million of interest paid in kind during the six month period ended June 30, 2006.

2013 Notes

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The security interest is junior to the security interest in the assets securing our obligation under our Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The redemption rates are as follows: after June 1, 2008, 104.438%, after June 1, 2009, 102.958%, after June 2010, 101.479% and after June 1, 2011, 100%. The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates. The Company was in compliance with these covenants as of June 30, 2006.

Facility

Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable LIBOR margin (not to exceed 3.5% (applicable margin was 2.50% at June 30, 2006) and aggregating 7.7% at June 30, 2006), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%). The Company chose the LIBOR Index for all of its borrowings outstanding at June 30, 2006. These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined. Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due six months up to the maturity date. The Facility is secured by substantially all of the Company’s property at the Las Vegas site. The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company was in compliance with these covenants as of June 30, 2006.

The Company has a $0.3 million irrevocable standby letter of credit for the benefit of the State of Nevada related to the self insured portion of the Company’s workers compensation insurance.

Junior Notes

Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates. In December of 2005, the Company received consent from lenders under the Facility and repurchased $15.0 million of the outstanding Junior Subordinated Notes. This transaction had a purchase premium of $1.2 million. For the six months ended June 30, 2006 and 2005 the Company paid interest in kind of $1.1 million and $1.4 million, respectively. The Company was in compliance with these covenants as of June 30, 2006.

4.             COMMITMENTS AND CONTINGINCIES

Legal

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

In May of 2006, the Company settled a lawsuit filed by ACM, Inc. ACM, Inc. alleged the company failed to pay fees due under a telephone consulting contract.  The amount of the settlement was $750,000 which $500,000 was expensed in the six months ended June 30, 2006.  The remaining $250,000 had been accrued in prior periods.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of June 30, 2006.

Self-Insurance

The Company is self-insured for workers’ compensation claims, up to an annual stop loss of $350,000 per claim. Management has established reserves it considers adequate to cover estimated future payments on claims incurred by the Company through June 30, 2006.

5.             MERGER

On May 11, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Morgans Hotel Group Co. (“Morgans”) and MHG HR Acquisition Corp. (“Merger Sub”), a wholly owned subsidiary of Morgans. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Morgans. Each share of common stock of the Company issued and outstanding immediately prior to the effective time of the merger will be automatically converted into the right to receive cash based on the total transaction consideration of approximately $421.0 million, which is subject to a number of adjustments, including, among others, outstanding indebtedness and related party payables, working capital, cage cash, retention bonuses, transaction costs and expenses, and certain capital expenditures by the Company. Peter Morton, our Chief Executive Officer, will receive $40.0 million of the total transaction consideration as consideration for the early termination of his Supervisory Agreement. Of the total transaction consideration, $2.5 million will be held in an escrow to cover post-closing adjustments for working capital and cage cash, and $15.0 million will be held in an escrow to cover post-closing indemnification obligations of the Company’s stockholders.

Concurrently with the execution of the Merger Agreement and pursuant to the terms therein, Morgans has deposited into escrow $30.0 million, a portion of which, upon the closing of the merger, will be credited towards the total transaction consideration, and a portion of which, upon the closing of the merger, will be held in escrow as described above.

If the Merger Agreement is terminated under certain circumstances, the Company may retain the $30 million deposit, with 25% of the deposit to be paid to the Company’s financial advisors.  In the event of a default by the Company or its affiliates under the Merger Agreement, Morgans may seek specific performance of the Merger Agreement.

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

The Company has agreed to stay bonuses of approximately $2.3 million in total, which will be paid to select employees who are critical to the continued operations of the Company through the completion of the merger. The stay bonuses will become payable at the completion of the merger provided that the selected employee has remained in our employment to the applicable date. The stay bonuses were communicated to select employees in April 2006 and are being accrued over the expected service period. The Company began expensing this liability in April 2006 and has expensed $0.5 million in the six months ended June 30, 2006.

James D. Bowen, the Company’s acting Chief Operating Officer, General Manager, Executive Vice President, Chief Financial Officer and Treasurer has an employment agreement, dated November 8, 2000, and amended as of September 7, 2001 and December 16, 2004 (the “Bowen Employment Agreement”).  Mr. Bowen’s employment agreement provides that in the event of a Change in Control (as defined in the Bowen Employment Agreement) of the Company and if within thirty (30) days after the Change in Control Mr. Bowen tenders his resignation in accordance with the terms of the Bowen Employment Agreement, Mr. Bowen is entitled to be paid a lump sum termination fee in an amount equal to the greater of (i) Six-Hundred and Fifty Thousand Dollars ($650,000.00) or (ii) twenty-four (24) months of Mr. Bowen’s base salary rate immediately prior to such termination, plus, an amount equal to two (2) times the average of the immediately preceding three (3) year’s annual bonuses paid to Mr. Bowen.  The estimated amount of this payment is $0.8 million.  In addition, Mr. Bowen is entitled to be paid any amounts deferred or owed under any deferred compensation plan and to be paid at a minimum a pro-rata share of any amounts that would have otherwise been due to Mr. Bowen under any deferred bonus plan.

The Company has expensed $2.0 million in costs associated with the Merger Agreement in the six months ended June 30, 2006.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates” or “expects” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following:  increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of our gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to our officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in our key markets; severe and unusual weather in our key markets; and adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based. For more information regarding risks inherent in an investment in the Company, see the section ”Business — Risk Factors” in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2005 filed with the SEC on April 17, 2006 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 15, 2006.

OVERVIEW

Our sole business is the operation of the Hard Rock Hotel and Casino in Las Vegas, NV.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

NET REVENUES.  Net revenues increased 1% for the three months ended June 30, 2006 to $48.6 million compared to $48.1 million for the three months ended June 30, 2005. The $0.5 million increase in net revenues was primarily attributable to a $0.8 million or 7% increase in lodging revenues, a $0.6 million decrease in promotional allowances related to items furnished to customers on a complimentary basis and a $0.1 million increase in food and beverage revenues.  These increases were offset partially by a $0.6 million or a 4% decrease in casino revenues, a $0.2 million or 10% decrease in retail revenues and a $0.1 million or 2% decrease in other revenues.

CASINO REVENUES.  The $0.6 million decrease in casino revenues was primarily due to a $0.9 million or 17% decrease in slot machine revenues and a $0.1 million or 21% decrease in race and sports book revenues. These decreases in revenue were partially offset by a $0.3 million or 3% increase in table games revenues. The increase in table games revenues was due to an increase in hold percentage and a decrease in table games drop. Table games hold percentage increased 2.7 percentage points to 15.7% from 13.0%. Table games drop decreased $12.4 million or 15% to $70.7 million from $83.1 million. The average number of table games in operation decreased by 1 to 92 from 93. The net result of these changes in drop, hold percentage and change in number of tables in operation was an increase in win per table game per day to $1,329 from $1,268, an increase of $61 or 5%. We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Strip, our net hold percentage for the three months ended June 30, 2006 was 17.2% compared to 14.8% for the three months ended June 30, 2005. The decrease in slot machine revenues was due to a decrease in slot machine hold percentage and a decrease in slot machine handle. Slot machine handle decreased $14.2 million or 16% to $73.0 million from $87.2 million. Slot machine hold percentage decreased 0.1 percentage points to 5.8% from 5.9%. The average number of slot machines in operation increased to 557 from 551, an increase of 6 machines or 1%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day to $84 from $102, a decrease of $18 or 18%. The decrease in race and sports revenues was due to a decrease in race and sports hold percentage and handle. Race and sports hold percentage decreased 0.8 percentage points to 8.3% from 9.1%. Race and sports handle decreased to $3.0 million from $3.9 million.

LODGING REVENUES.  The $0.8 million increase in lodging revenues to $11.2 million was primarily due to an increase in average daily rate (“ADR”) to $192 from $176. Hotel occupancy decreased to 96.8% from 97.2% between periods.

FOOD AND BEVERAGE REVENUES.  The $0.1 million increase in food and beverage revenues was due to food revenues decreasing by approximately $0.3 million and beverage revenues increasing by approximately $0.4 million. Food revenues decreased due primarily to a $0.2 million decrease in Simon Kitchen and Bar and a $0.1 million decrease in Mr. Lucky’s.  Beverage revenues increased due primarily to a $0.7 million increase in the Beach Club Bar, a $0.2 million increase in Body English and a $0.1 million increase banquet bar.  These increases were partially offset by a decrease of $0.4 million in the casino bars, a $0.1 million decrease in Simon Kitchen and Bar and a $0.1 million decrease in Joint Bar revenues.

RETAIL REVENUES.  Retail revenue decreased $0.2 million to $1.9 million from $2.1 million.  The Retail Store revenues decreased due to changing the product mix which has decreased sales in the short term for potentially greater sales in the future.

OTHER REVENUE.  Other revenue decreased $0.1 million primarily due to a $0.1 million decrease in chip and token float taken to income.

PROMOTIONAL ALLOWANCES.  Promotional allowances decreased as a percentage of casino revenues to 21% from 24%. This decrease is due to greater scrutiny on complimentaries given to customers.

CASINO EXPENSES.  Casino expenses decreased $0.7 million or 7% to $8.6 million. The decrease was primarily due to a $0.2 million decrease in gaming taxes, a $0.2 million decrease in supervisory fees paid to Mr. Morton, a $0.2 million decrease in customer promotions and a $0.1 million decrease in discounts given to casino customers. The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts. Casino expenses as a percentage of casino revenues decreased to 55% from 57%, a decrease of 2 percentage points between comparative periods.

LODGING EXPENSES.  Lodging expenses in relation to hotel revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, decreased to 29% from 30%, a decrease of 1 percentage point between comparative periods. This decrease is due to better collection efforts which have decreased bad debt expense.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances increased to 60% from 58% in the prior year period. This increase is due to salary and wage increases that have affected the Las Vegas market.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, increased to 60% from 51%. This decrease in efficiency is due to changing our product mix in the retail store. We have decreased the retail prices of certain products to make room for the new product line.

OTHER COSTS AND EXPENSES.  Other costs and expenses decreased $1.3 million due to less concerts being held in 2006 as compared to 2005.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses in relation to gross revenues increased to 18% from 16% in the prior year period. This increase is due to a $0.6 million increase in payroll and related costs, a $0.4 million increase in claims, primarily due to the settling of the ACM lawsuit, and a $0.2 million increase in legal expenses.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense increased $0.3 million to $3.2 million.

INTEREST EXPENSE.  Interest expense decreased to $4.7 million from $4.9 million, a decrease of $0.2 million or 4%. In December of 2005, the Company received consent from lenders under the facility and repurchased $15.0 million of the outstanding Junior Subordinated Notes.

LOSS ON DISPOSAL OF ASSETS. During 2005, the Company recorded a $0.6 million loss on the disposal of assets, which was related to our hotel remodel. During 2006, the Company had less than $0.1 million of loss on the disposal of assets.

PRE-OPENING. During 2005, the Company recorded a $0.1 million in pre-opening expense for a possible casino in California. During 2006, the Company did not have pre-opening expenses.

INCOME TAXES. During the three months ended June 30, 2006 the Company recognized an income tax expense of $1.5 million. The Company did not have income tax expense during the three months ended June 30, 2005 due to being able to offset 100% of its income with Net Operating Loss (“NOL”) is from previous periods against which a valuation allowance had been recorded.

NET INCOME. Net income was $2.4 million compared to $4.0 million during the prior period. The decrease in net results for common shareholders was due to the factors described above.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

NET REVENUES.  Net revenues decreased less than 1% for the six months ended June 30, 2006 to $91.9 million compared to $92.2 million for the six months ended June 30, 2005. The $0.2 million decrease in net revenues was primarily attributable to a $2.4 million or 7% decrease in casino revenues, a $0.2 million decrease in retail revenues and a $0.9 million decrease in other revenues offset partially by a $1.3 million or 7% increase in lodging revenue, a $1.2 million or a 3% increase in food and beverage revenue and a $0.7 million or 10% decrease in promotional allowances related to items furnished to customers on a complimentary basis.

CASINO REVENUES.  The $2.4 million decrease in casino revenues was primarily due to a $1.5 million or 7% decrease in table games revenues, a $0.6 million or 7% decrease in slot machine revenues and a $0.2 million or 21% decrease in race and sports book revenues. The decrease in table games revenues was due to a decrease in table games drop. Table games drop decreased $20.8 million or 13% to $143.6 million from $164.4 million. The decrease in table games drop was partially offset by an increase in table games hold percentage.  Table games hold percentage increased 0.9 percentage points to 14.4% from 13.5%. The average number of table games in operation remained constant at 92. The net result of these changes in drop and hold percentage was a decrease in win per table game per day to $1,239 from $1,331, a decrease of $92 or 7%. We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Strip, our net hold percentage for the six months ended June 30, 2006 was 16.0% compared to 15.5% for the six months ended June 30, 2005. The decrease in slot machine revenues was due to a decrease in slot machine handle partially offset by an increase in slot machine hold percentage. Slot machine handle decreased $22.8 million or 13% to $154.4 million from $177.2 million. Slot machine hold percentage increased 0.4 percentage points to 5.9% from 5.5%. The average number of slot machines in operation increased to 557 from 552, an increase of 5 machines or 1%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day to $90 from $97, a decrease of $7 or 7%. The decrease in race and sports revenues was due to a decrease in race and sports hold percentage and handle. Race and sports hold percentage decreased 1.4 percentage points to 9.4% from 10.8%. Race and sports handle decreased to $8.8 million from $9.9 million.

LODGING REVENUES.  The $1.3 million increase in lodging revenues to $21.0 million was primarily due to an increase in average daily rate (“ADR”) to $186 from $170. Hotel occupancy decreased to 95.0% from 95.3% between periods.

FOOD AND BEVERAGE REVENUES.  The $1.2 million increase in food and beverage revenues was due to food revenues increasing by approximately $0.2 million and beverage revenues increasing by approximately $1.0 million. Food revenues increased due primarily to a $0.6 million increase in banquet food revenue. This increase was partially offset by a $0.2 million decrease in both Mr. Lucky’s and Simon Kitchen and Bar. Beverage revenues increased due primarily to a $0.8 million increase in Body English, a $0.6 million increase in Beach Club Bar, a $0.3 million increase banquet bar and a $0.1 million increase in Pink Taco Bar. These increases were partially offset by a decrease of $0.5 million in casino bars, a decrease of $0.2 million in Simon Kitchen and Bar and a decrease of $0.1 million in the Joint Bar.

RETAIL REVENUES.  Retail revenue decreased $0.2 million to $3.6 million from $3.8 million.  The Retail Store revenues decreased due to changing the product mix which has decreased sales in the short term for potentially greater sales in the future.

OTHER REVENUE.  Other revenue decreased $0.9 million primarily due to a $0.8 million decrease in ticket revenue and $0.1 million less chip and token float taken to income. We decreased the number of concerts to 17 from 22 in during the six month periods ended June 30, 2006 and 2005, respectively.

PROMOTIONAL ALLOWANCES.  Promotional allowances decreased as a percentage of casino revenues to 21% from 22%. This decrease is due to greater scrutiny on complimentaries given to customers.

CASINO EXPENSES.  Casino expenses decreased $0.2 million or 1% to $17.8 million. The decrease was primarily due to a $0.2 million decrease in operating supplies, a $0.2 million decrease in supervisory fees paid to Mr. Morton, a $0.2 million decrease in customer promotions and a $0.2 million decrease in discounts given to casino customers.  These decreases were partially offset by a $0.3 million increase in bad debt and a $0.3 million increase in payroll and related costs.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts. Casino expenses as a percentage of casino revenues increased to 58% from 55%, an increase of 3 percentage points between comparative periods.

LODGING EXPENSES.  Lodging expenses in relation to hotel revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, increased to 31% from 30%, an increase of 1 percentage point between comparative periods. This increase is due to increasing the quality of the product that is offered.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances increased to 61% from 58% in the prior year period. This increase is due to salary and wage increases that have affected the Las Vegas market.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, increased to 61% from 51%. This decrease in efficiency is due to changing our product mix in the retail store. We have decreased the retail prices of certain products to make room for the new product line.

OTHER COSTS AND EXPENSES.  Other costs and expenses decreased $2.0 million due to less concerts being held in 2006 as compared to 2005.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses in relation to gross revenues increased to 18% from 16% in the prior year period. This increase is due to a $1.1 million increase in payroll and related costs, a $0.5 million increase in claims, due primarily to the settlement of the ACM lawsuit, and $0.3 million in additional legal expense.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense increased $0.4 million to $6.3 million.

INTEREST EXPENSE.  Interest expense decreased to $9.4 million from $9.7 million, a decrease of $0.3 million or 4%. In December of 2005, the Company received consent from lenders under the facility and repurchased $15.0 million of the outstanding Junior Subordinated Notes.

LOSS ON DISPOSAL OF ASSETS. During the first quarter of 2006, the Company recorded a $0.4 million loss on the disposal of assets, which was related to our pool remodel. During 2005, the Company recorded a $0.6 million loss on the disposal of assets, which was related to our hotel remodel.

PRE-OPENING. During 2005, the Company recorded $0.2 million in pre-opening expense for a possible casino in California. During 2006, the Company did not have pre-opening expense.

INCOME TAXES. During the six months ended June 30, 2006 the Company recognized an income tax expense of $1.5 million. The Company did not have income tax expense during the six months ended June 30, 2005 due to being able to offset 100% of its income with NOL from previous periods against which a valuation allowance had been recorded.

NET INCOME. Net income was $2.5 million compared to $8.4 million during the prior period. The decrease in net results for common shareholders was due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended June 30, 2006 our principal sources of funds were cash on-hand at December 31, 2005, and cash provided by operating activities of $9.7 million. The amount of cash provided by operating activities primarily included net income of $2.5 million, depreciation and amortization of $6.3 million, provision for losses on accounts receivable of $0.2 million, amortization of loan fees of $0.3 million and a loss on disposal of asset of $0.4 million.  Other uses of funds were capital expenditures of $7.6 million, payments on debt of $2.1 million and an increase in other long lived assets of $0.2 million.  As a result, as of June 30, 2006, we had cash and cash equivalents of $8.8 million.

On May 11, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Morgans Hotel Group Co. (“Morgans”) and MHG HR Acquisition Corp. (“Merger Sub”), a wholly owned subsidiary of Morgans. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Morgans. Each share of common stock of the Company issued and outstanding immediately prior to the effective time of the merger will be automatically converted into the right to receive cash based on the total transaction consideration of approximately $421.0 million, which is subject to a number of adjustments, including, among others, outstanding indebtedness and related party payables, working capital, cage cash, retention bonuses, transaction costs and expenses, and certain capital expenditures by the Company. Peter Morton, our Chief Executive Officer, will receive $40.0 million of the total transaction consideration as consideration for the early termination of his Supervisory Agreement. Of the total transaction consideration, $2.5 million will be held in an escrow to cover post-closing adjustments for working capital and cage cash, and $15.0 million will be held in an escrow to cover post-closing indemnification obligations of the Company’s stockholders.

Concurrently with the execution of the Merger Agreement and pursuant to the terms therein, Morgans has deposited into escrow $30.0 million, a portion of which, upon the closing of the merger, will be credited towards the total transaction consideration, and a portion of which, upon the closing of the merger, will be held in escrow as described above.

If the Merger Agreement is terminated under certain circumstances, the Company may retain the $30 million deposit, with 25% of the deposit to be paid to the Company’s financial advisors.  In the event of a default by the Company or its affiliates under the Merger Agreement, Morgans may seek specific performance of the Merger Agreement.

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

The Company has agreed to stay bonuses of approximately $2.3 million in total, which will be paid to select employees who are critical to the continued operations of the Company through the completion of the merger. The stay bonuses will become payable at the completion of the merger provided that the selected employee has remained in our employment to the applicable date. The stay bonuses were communicated to select employees in April 2006 and are being accrued over the expected service period. The Company began expensing this liability in April 2006 and has expensed $0.5 million in the six months ended June 30, 2006.

We believe that our current cash balances and cash flow from operations and other sources of cash including the available borrowings under our $20.0 million Revolving Credit Facility ($2.7 million as of June 30, 2006) will be sufficient to provide operating and investing liquidity during the next 12 months. We may, however, need to raise additional funds prior to July 1, 2007.

The Company has a $0.3 million irrevocable standby letter of credit for the benefit of the State of Nevada related to the self insured portion of the Company’s workers compensation insurance.

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The security interest is junior to the security interest in the assets securing our obligation under our Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The redemption rates are as follows: after June 1, 2008, 104.438%, after June 1, 2009, 102.958%, after June 2010, 101.479% and after June 1, 2011, 100%. The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates.  The Company was in compliance with these covenants as of June 30, 2006.

Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable LIBOR margin (not to exceed 3.5% (applicable margin was 2.50% at June 30, 2006) and aggregating 7.7% at June 30, 2006), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%). The Company chose the LIBOR Index for all of its borrowings outstanding at June 30, 2006. These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined. Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due six months up to the maturity date. The Facility is secured by substantially all of the Company’s property at the Las Vegas site. The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company was in compliance with these covenants as of June 30, 2006.

Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates. In December of 2005, the Company received consent from lenders under the Facility and repurchased $15.0 million of the outstanding Junior Subordinated Notes. This transaction had a purchase premium of $1.2 million. For the six months ended June 30, 2006 and 2005 the Company paid interest in kind of $1.1 million and $1.4 million, respectively. The Company was in compliance with these covenants as of June 30, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material. Currently, we have no guarantees, such as performance guarantees, keep-

well agreements or indemnity.  We are not engaged in derivatives activities.

Contractual Obligations and Commitments

We have various contractual obligations that we record as liabilities in our financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. Additionally, we enter into contracts for goods and services such as food, inventory and entertainment. Such liabilities are recorded as liabilities when so incurred and we expect that such contracts will generate revenue in excess of such liabilities. As of June 30, 2006, there have been no material changes to the table of contractual obligations and commitments in our most recently filed Form 10-K.

We made cash interest payments on long-term debt of $8.0 million and $8.1 million in the six month periods ended June 30, 2006 and 2005, respectively. We anticipate our cash interest payments for the remainder of 2006 to be similar to payments made in the first six months of the year.  We have not made significant cash tax payments during the six month periods ended June 30, 2006 and 2005 and, due to available net operating loss and AMT tax credit carryforwards, we do not anticipate making significant cash tax payments in the remainder of 2006. Total supervisory fee expense for the six month periods ended June 30, 2006 and 2005 amounted to $1.8 million and $1.8 million, respectively, under the Company’s Amended and Restated Supervisory Agreement with Peter Morton. The supervisory fee is equal to two percent of annual gross revenues (as defined in the Supervisory Agreement), net of complimentaries for each year.

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

In May 2006, the Company settled a lawsuit filed by ACM, Inc. ACM, Inc. alleged the company failed to pay fees due under a telephone consulting contract.  The amount of the settlement was $750,000 which $500,000 was expensed in the six months ended June 30, 2006.  The remaining $250,000 had been accrued in prior periods.

CRITICAL ACCOUNTING POLICIES

There have been no changes in the Company’s critical accounting policies from those described in the Company’s most recently filed Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk. We did not have any derivative financial instruments at June 30, 2006.

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

We had $15.0 million in variable rate debt outstanding at June 30, 2006. Based upon these variable rate debt levels, a hypothetical 10% adverse change in the effective interest rate (approximately a 77 basis point increase) would increase interest expense less than $0.1 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

The fair value of the Company’s $140 million of 8.875% Second Lien Notes, which are due in 2013 and are publicly traded, approximated $149.8 million at June 30, 2006 based on published bid prices. The fair value of the Company’s $41.9 million of Junior Notes cannot be estimated as there was no established market nor published bid prices.

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

In May 2006, the Company settled a lawsuit filed by ACM, Inc. ACM, Inc. alleged the company failed to pay fees due under a telephone consulting contract.  The amount of the settlement was $750,000, of which $500,000 was expensed in the six months ended June 30, 2006.  The remaining $250,000 had been accrued in prior periods.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of June 30, 2006.

Item 5.    Other Information

Proposed Merger

On May 11, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Morgans Hotel Group Co. (“Morgans”) and MHG HR Acquisition Corp. (“Merger Sub”), a wholly owned subsidiary of Morgans. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Morgans. Each share of common stock of the Company issued and outstanding immediately prior to the effective time of the merger will be automatically converted into the right to receive cash based on the total transaction consideration of approximately $421.0 million, which is subject to a number of adjustments, including, among others, outstanding indebtedness and related party payables, working capital, cage cash, retention bonuses, transaction costs and expenses, and certain capital expenditures by the Company. Peter Morton, our Chief Executive Officer, will receive $40.0 million of the total transaction consideration as consideration for the early termination of his Supervisory Agreement. Of the total transaction consideration, $2.5 million will be held in an escrow to cover post-closing adjustments for working capital and cage cash, and $15.0 million will be held in an escrow to cover post-closing indemnification obligations of the Company’s stockholders.

Concurrently with the execution of the Merger Agreement and pursuant to the terms therein, Morgans has deposited into escrow $30.0 million, a portion of which, upon the closing of the merger, will be credited towards the total transaction consideration, and a portion of which, upon the closing of the merger, will be held in escrow as described above.

If the Merger Agreement is terminated under certain circumstances, the Company may retain the $30 million deposit, with 25% of the deposit to be paid to the Company’s financial advisors.  In the event of a default by the Company or its affiliates under the Merger Agreement, Morgans may seek specific performance of the Merger Agreement.

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

The Company has agreed to stay bonuses of approximately $2.3 million in total, which will be paid to select employees who are critical to the continued operations of the Company through the completion of the merger. The stay bonuses will become payable at the completion of the merger provided that the selected employee has remained in our employment to the applicable date. The stay bonuses were communicated to select employees in April 2006 and are being accrued over the expected service period. The Company began expensing this liability in April 2006 and has expensed $0.5 million in the six months ended June 30, 2006.

Management Changes

During May 2006, Kevin Kelley resigned as President and Chief Operating Officer of the Company.

During May 2006, James D. Bowen, the Company’s Executive Vice President, Chief Financial Officer and Treasurer was appointed to the additional positions of acting Chief Operating Officer and General Manager of the Company.  There is no employment agreement with respect to Mr. Bowen’s appointment as acting Chief Operating Officer and General Manager.

Item 6.    Exhibits

EXHIBIT NUMBER	DESCRIPTION

(6) 2.1	Agreement and Plan of Merger, dated as of May 11, 2006, by and among Hard Rock Hotel, Inc., Morgans Hotel Group Co. and MHG HR Acquisition Corp.*

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1) 3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2) 3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(1) 3.3	Second Amended and Restated By-Laws of the Company

4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(3) 4.1	Indenture dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(3) 4.2	Form of Global 8 7/8% Second Lien Notes due 2013 (included in Exhibit 4.1)

(3) 4.3	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.

(3) 4.4	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.

(3) 4.5	Form of Junior Subordinated Notes.

(4) 4.6	First Supplemental Indenture to Indenture, dated as of November 20, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(4) 4.7	Second Supplemental Indenture to Indenture, dated as of November 24, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

10.	MATERIAL CONTRACTS.

(5) 10.1	Lease by and between the Company, PM Realty, LLC and Mr. Chow of Las Vegas, LLC dated December 24, 2004.

(6) 10.2	Performance Awards Plan/Award Agreement between the Company and Kevin Kelley dated March 20, 2003.

10.3	Second Amendment to Employment Agreement, dated December 16, 2004, between the Company and James D. Bowen.

31.	CERTIFICATIONS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended March 31, 2005 (File No. 333-53211).

(6)	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended March 31, 2006 (File No. 333-53211).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARD ROCK HOTEL, INC.

Date: August 14, 2006	By: /s/ JAMES D. BOWEN
Name: James D. Bowen
Title: CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER AND DULY AUTHORIZED OFFICER)