Form 10-Q
period 2006-09-30
HARD ROCK HOTEL INC
filed 2006-11-14
CIK 1059744

UNITED STATES SECURITIES & EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common Stock outstanding by class as of November 14, 2006

Class of Common Stock	Shares
Class A Common Stock	12,000
Class B Common Stock	64,023

HARD ROCK HOTEL, INC.
INDEX

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

HARD ROCK HOTEL, INC.
CONDENSED BALANCE SHEETS (unaudited)
(in thousands, except share amounts)

	September 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$14,801	$8,895
Accounts receivable, net of allowance for doubtful accounts of $1,249 and $1,002 as of September 30, 2006 and December 31, 2005, respectively	8,490	6,986
Inventories	2,120	2,205
Prepaid expenses and other current assets	3,943	2,590
Deferred income taxes, net	2,287	5,832
Related party receivables	638	589
Total current assets	32,279	27,097

Property and equipment, net of accumulated depreciation and amortization	163,993	165,662
Deferred income taxes, net	2,034	2,034
Other assets, net	3,226	4,164
TOTAL ASSETS	$201,532	$198,957

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$3,755	$3,968
Related party payable	384	784
Accrued expenses and other liabilities	10,206	8,021
Advanced reservations deposits	2,535	2,447
Gaming chip and token float	2,802	2,673
Deferred compensation, current portion	4,405	—
Interest payable	5,058	3,024
Current portion of long-term debt	—	58
Total current liabilities	29,145	20,975

Deferred compensation, less current portion	—	2,478
Junior subordinated notes	41,929	40,857
Long-term debt, less current portion	147,000	157,000
Total long-term liabilities	188,929	200,335
Total liabilities	218,074	221,310

Commitments and contingencies (Note 4)

Shareholders’ deficiency:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(24,050)	(29,861)
Total shareholders’ deficiency	(16,542)	(22,353)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$201,532	$198,957

The accompanying notes are an integral part of these unaudited condensed financial statements.

HARD ROCK HOTEL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue:
Casino	$15,678	$17,890	$46,115	$50,699
Lodging	11,549	10,180	32,561	29,858
Food and beverage	20,162	17,475	55,807	51,937
Retail store	1,915	2,050	5,535	5,893
Other	5,258	3,576	12,838	12,018
Gross revenues	54,562	51,171	152,856	150,405
Less: promotional allowances	(3,238)	(3,671)	(9,620)	(10,754)
Net revenues	51,324	47,500	143,236	139,651

Costs and expenses:
Casino	9,335	10,183	27,109	28,203
Lodging	2,673	2,581	8,178	7,600
Food and beverage	10,539	9,149	30,032	26,670
Retail store	1,231	968	3,215	2,556
Other	5,078	2,994	12,289	12,174
Marketing, advertising and entertainment	1,339	1,567	4,465	4,729
General and administrative	7,100	7,399	22,189	20,393
Merger costs	782	—	2,665	—
Depreciation and amortization	3,277	3,001	9,570	8,900
Loss (gain) on disposal of assets, net	80	(37)	452	514
Pre-opening expenses	—	87	—	283
Total costs and expenses	41,434	37,892	120,164	112,022

Income from operations	9,890	9,608	23,072	27,629

Other income (expense):
Interest income	49	88	186	218
Interest expense	(4,547)	(4,863)	(13,902)	(14,611)

Income before provision for income taxes	5,392	4,833	9,356	13,236

Income tax expense	2,045	—	3,545	—

Net income	$3,347	$4,833	$5,811	$13,236

BASIC AND DILUTED NET INCOME PER SHARE:

Net income	$44.03	$63.57	$76.44	$174.11

Weighted average number of common shares outstanding	76,023	76,023	76,023	76,023

The accompanying notes are an integral part of these unaudited condensed financial statements.

HARD ROCK HOTEL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, except supplemental schedule)
(unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash flows from operating activities:
Net income	$5,811	$13,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,570	8,900
Provision for losses on accounts receivable	364	358
Amortization of bond offering fees and costs	384	384
Loss on disposal of assets	452	514
Changes in operating assets and liabilities:
Accounts receivable	(1,868)	(2,748)
Inventories	85	280
Prepaid expenses and other current assets	(701)	(372)
Related party receivable	(49)	(747)
Accounts payable	(213)	172
Related party payable	(400)	2
Deferred compensation	1,927	1,050
Accrued expenses	2,402	1,298
Deferred income taxes	3,545	—
Interest payable	3,106	4,569
Net cash provided by operating activities	24,415	26,896

Cash flows used in investing activities:
Purchases of property and equipment	(8,357)	(6,424)
Proceeds from sale of operating assets	4	19
Other long lived assets	(98)	(17)
Net cash used in investing activities	(8,451)	(6,422)

Cash flows used in financing activities:
Principal payments on long-term debt	(10,058)	(13,630)
Net cash used in financing activities	(10,058)	(13,630)

Net increase in cash and cash equivalents	5,906	6,844
Cash and cash equivalents, beginning of period	8,895	10,655

Cash and cash equivalents, end of period	$14,801	$17,499

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$10,412	$9,658
Cash paid during the period for income taxes, net	$—	$210

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In accordance with the terms of the Junior Notes, the Company recorded interest in kind of $1.1 million during the nine month period ended September 30, 2006 and increased the principal amount of the Junior Notes.

In accordance with the terms of the Junior Notes, the Company recorded interest in kind of $2.8 million during the nine month period ended September 30, 2005 and increased the principal amount of the Junior Notes.

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

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications relate primarily to recording revenue and related expenses on certain transactions on a gross basis versus net basis. During the three and nine month periods ended September 30, 2005, the Company recorded certain transactions for entertainment ticket sales and catering production on a net basis and included the net expense in marketing expense. The Company has reclassified $0.9 million of revenue that had previously been netted with marketing expense to other income, $0.5 million from marketing expense to other expense and $0.2 million of revenue that had previously been netted with food and beverage expense to food and beverage revenue for the three month period ended September 30, 2005. The Company has reclassified $4.4 million of revenue that had previously been netted with marketing expense to other income, $3.6 million from marketing expense to other expense and $0.7 million of revenue that had previously been netted with food and beverage expense to food and beverage revenue for the nine month period ended September 30, 2005.

The Company reclassed $0.5 million, on the statement of operations, to general and administrative expenses for technical support services for the development, ongoing improvement and operation of the Company from related party expense for the three months ended September 30, 2005.  The Company reclassed $1.8 million, on the statement of operations, to general and administrative expenses for technical support services for the development, ongoing improvement and operation of the Company from related party expense for the nine months ended September 30, 2005.  The Company reclassed $0.9 million to operating expenses, on the statement of operations, for the Amended and Restated Supervisory Agreement from related party expenses for the three months ended September 30, 2005.  The Company reclassed $2.8 million to operating expenses, on the statement of operations, for the Amended and Restated Supervisory Agreement from related party expenses for the nine months ended September 30, 2005.

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

Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of future financial results or the results that may be expected for the year ending December 31, 2006. The unaudited interim financial statements contained herein should be read in conjunction with the audited financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2005.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158. “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This Statement also requires employers to measure the funded status of a plan as of the date of its year end and is effective for publicly traded companies as of the end of the fiscal year ending after December 31, 2006. We do not expect the adoption of SFAS No. 158 to have a material effect on our financial statements as we do not currently have a defined benefit postretirement plan that meets the criteria specified under SFAS No. 158.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our financial statements.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which documents the SEC staff’s views regarding the process of quantifying financial statement misstatements. Under SAB 108, we must evaluate the materiality of an identified unadjusted error by considering the impact of both the current year error and the cumulative error, if applicable. This also means that both the impact on the current period income statement and the period-end balance sheet must be considered.

SAB 108 is effective for fiscal years ending after November 15, 2006. Any past adjustments required to be recorded as a result of adopting SAB 108 are recorded as a cumulative effect adjustment to the opening balance of retained earnings. We do not believe the adoption of SAB 108 will have a material impact on our financial position or results of operations.

2.             AGREEMENTS WITH RELATED PARTIES

The Company has a twenty-five year Amended and Restated Supervisory Agreement with Peter Morton, which provides for the supervision of the development, improvement, operation, and maintenance of the Company through 2022. Mr. Morton has the option to renew the agreement for two successive fifteen year terms. Pursuant to the terms of the Supervisory Agreement, Mr. Morton is to provide consulting and supervisory services to the Company. In the event either the Company or Mr. Morton is in Default (as defined in the agreement), the non-defaulting party may terminate the agreement after the other party has received the opportunity to cure such default. As part of this agreement, the Company pays to Mr. Morton a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each year. Total supervisory fee expenses for these services for the nine months ended September 30, 2006 and 2005 amounted to $2,874,000 and $2,695,000, respectively. These expenses are included in the operating departments in the accompanying statements of operations. The unpaid amounts at September 30, 2006 and December 31, 2005 are $384,000 and $784,000, respectively, and are included in related party payable in the accompanying balance sheets.

Entities controlled by Mr. Morton have provided additional technical support services for the development, ongoing improvement and operation of the Company. The Company reimburses these entities for all costs and expenses incurred in connection with these services, including, without limitation, employee salary and benefits and allocated overhead. On August 15, 2005, the Company entered a Commercial Sublease (“Commercial Sublease”) with 510 Development, whereby the Company pays $20,000 a month for this lease which expires December 31, 2009. The expense associated with this lease is included as part of the allocated overhead which is reimbursed by the Company. These expenses aggregated approximately $1,941,000 and $1,806,000 for the nine months ended September 30, 2006 and 2005, respectively, and are included in general and administrative in the accompanying statements of operations. The unpaid amounts at September 30, 2006 and December 31, 2005 are $619,000 and $157,000, respectively, were due from these entities for expenses paid in advance and are included in related party receivable in the accompanying balance sheets.  In the nine months ended September 30, 2006 the company capitalized $1.8 million to remodel the Commercial Sublease.

The Company has provided technical support services and paid certain overhead expenses for the development and operation of HR Condominium Investors (Vegas), LLC (“HRCI”), an affiliate of our Chief Executive Officer Mr. Morton. HR Condominium Investors (Vegas), LLC reimburses the Company for all of these costs and expenses. The unpaid amounts at September 30, 2006 and December 31, 2005 are $3,000 and $251,000, respectively, and are included in related party receivable in the accompanying balance sheets.

During the nine months ended September 30, 2006 and 2005, the Company paid compensation to Harry Morton, son of Peter Morton, of $146,000 and $128,000, respectively, for his position as Special Projects Director which he started in the year ended December 31, 2004. The Company also provided housing and other services to Harry Morton at the resort with a total estimated value during the nine months ended September 30, 2006 and 2005, of $35,000 and $23,000, respectively. These costs are included in food and beverage expense on the statements of operations for the nine months ended September 30, 2006 and 2005.

The Company provides technical support services and pays certain overhead expenses for the development and operation of Pink Taco Scottsdale, LLC, an entity managed by Harry Morton, son of the Company’s Chief Executive Officer Mr. Morton. Pink Taco Scottsdale, LLC reimburses the Company for all of these costs and expenses. The unpaid amounts at September 30, 2006 and December 31, 2005 are $8,000 and $181,000, respectively, and are included in related party receivable in the accompanying balance sheets.

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

3.                                       LONG-TERM DEBT

As of September 30, 2006, the Company had $140.0 million outstanding of its 8.875% Second Lien Notes due 2013 (the “2013 Notes”). The Company also has a $40 million Senior Secured Credit Facility (the “Facility”) through a group of banks.  The Facility consists of a $20 million, five-year senior secured term loan (the “Term Loan”) and a $20 million senior secured revolving credit facility (the “Revolving Credit Facility”). As of September 30, 2006, the Company had $7.0 million outstanding on its Revolving Credit Facility and had no balance outstanding on the Term Loan. As of September 30, 2006, the Company also had approximately $41.9 million outstanding of junior subordinated notes (the “Junior Notes”), including $1.1 million of interest paid in kind during the nine month period ended September 30, 2006.

2013 Notes

Interest on the 2013 Notes is payable on each June 1 and December 1 beginning December 1, 2003.  The 2013 Notes are secured by a security interest in substantially all of the Company’s existing and future assets, other than licenses which may not be pledged under applicable law.  The security interest is junior to the security interest in the assets securing our obligation under our Facility and except for permitted secured purchase money indebtedness.  The 2013 Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount ($140 million) that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The redemption rates are as follows: after June 1, 2008, 104.438%, after June 1, 2009, 102.958%, after June 2010, 101.479% and after June 1, 2011, 100%. The 2013 Notes contain covenants restricting or limiting the ability of the Company to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates. The Company was in compliance with these covenants as of September 30, 2006.

Facility

Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable LIBOR margin (not to exceed 3.5% (applicable margin was 3.25% at September 30, 2006) and aggregating 8.3% at September 30, 2006), or the Base Rate, defined as the higher of the Federal

Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%). The Company chose the LIBOR Index for all of its borrowings outstanding at September 30, 2006. These margins are dependent upon the Company’s total debt to EBITDA ratio, as defined. Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due six months up to the maturity date. The Facility is secured by substantially all of the Company’s property at the Las Vegas site. The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company was in compliance with these covenants as of September 30, 2006.

The Company has a $0.3 million irrevocable standby letter of credit for the benefit of the State of Nevada related to the self insured portion of the Company’s workers compensation insurance.

Junior Notes

Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates. In December of 2005, the Company received consent from lenders under the Facility and repurchased $15.0 million of the outstanding Junior Subordinated Notes. This transaction had a purchase premium of $1.2 million. For the nine months ended September 30, 2006 and 2005 the Company paid interest in kind of $1.1 million and $2.8 million, respectively. The Company was in compliance with these covenants as of September 30, 2006.

4.             COMMITMENTS AND CONTINGINCIES

Legal

The Company is a defendant in various lawsuits relating to routine matters incidental to its business.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of September 30, 2006.

Self-Insurance

The Company is self-insured for workers’ compensation claims, up to an annual stop loss of $350,000 per claim. Management has established reserves it considers adequate to cover estimated future payments on claims incurred by the Company through September 30, 2006.

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

If the Merger Agreement is terminated under certain circumstances, the Company may retain the $30 million deposit, with the Company’s financial advisors receiving 25% of the transaction fee that they would have received if the Merger was completed.  In the event of a default by the Company or its affiliates under the Merger Agreement, Morgans may seek specific performance of the Merger Agreement.

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

The Company has agreed to stay bonuses of approximately $2.3 million in total, which will be paid to select employees who are critical to the continued operations of the Company through the completion of the merger. The stay bonuses will become payable at the completion of the merger provided that the selected employee has remained in our employment to the applicable date. The stay bonuses were communicated to select employees in April 2006 and are being accrued over the expected service period. The Company began expensing this liability in April 2006 and has expensed $1.3 million in the nine months ended September 30, 2006.

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

The Company has expensed $2.7 million in costs associated with the Merger Agreement in the nine months ended September 30, 2006.  The Company has expensed $0.8 million in costs associated with the Merger Agreement in the three  months ended September 30, 2006.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates” or “expects” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following:  increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of our gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to our officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in our key markets; severe and unusual weather in our key markets; and adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based. For more information regarding risks inherent in an investment in the Company, see the section ”Business — Risk Factors” in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2005 filed with the SEC on April 17, 2006, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 15, 2006 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 14, 2006.

OVERVIEW

Our sole business is the operation of the Hard Rock Hotel and Casino in Las Vegas, NV.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

NET REVENUES.  Net revenues increased 8% for the three months ended September 30, 2006 to $51.3 million compared to $47.5 million for the three months ended September 30, 2005. The $3.8 million increase in net revenues was primarily attributable to a $2.7 million or 15% increase in food and beverage revenues, a $1.7 million or 47% increase in other revenues, a $1.4 million or 13% increase in lodging revenues and a $0.4 million decrease in promotional allowances related to items furnished to customers on a complimentary basis.  These increases were offset partially by a $2.2 million or a 12% decrease in casino revenues and a $0.1 million or 7% decrease in retail revenues.

CASINO REVENUES.  The $2.2 million decrease in casino revenues was primarily due to a $2.0 million or 16% decrease in table games revenues and a $0.3 million or 64% decrease in race and sports book revenues. These decreases in revenue were partially offset by a $0.1 million or 1% increase in slot machine revenues. The decrease in table games revenues was due to a decrease in hold percentage and a decrease in table games drop. Table games hold percentage decreased 1.1 percentage points to 15.3 from 16.4.  Table games drop decreased $8.9 million or 11% to $70.1 million from $79.0 million. The average number of table games in operation decreased by 2 to 92 from 94. The net result of these changes in drop, hold percentage and change in number of tables in operation was a decrease in win per table game per day to $1,295 from $1,504, a decrease of $209 or 14%. We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Strip, our net hold percentage for the three months ended September 30, 2006 was 17.7% compared to 19.3% for the three months ended September 30, 2005. The increase in slot machine revenues was due to an increase in slot machine hold percentage and a decrease in slot machine handle. Slot machine handle decreased $12.7 million or 13% to $87.7 million from $100.4 million. Slot machine hold percentage increased 0.9 percentage points to 6.0% from 5.1%. The average number of slot machines in operation increased to 558 from 552, an increase of 6 machines or 1%. The net result of these changes in handle, hold percentage and average number of slot machines in operation kept win per slot machine per day constant at $89. The decrease in race and sports revenues was due to a decrease in race and sports hold percentage and offset by an increase in race and sports handle. Race and sports hold percentage decreased 7.2 percentage points to 4.5% from 11.7%. Race and sports handle increased to $3.7 million from $3.4 million.

LODGING REVENUES.  The $1.4 million increase in lodging revenues to $11.5 million was primarily due to an increase in average daily rate (“ADR”) to $193 from $177. Hotel occupancy increased to 97.7% from 95.6% between periods.

FOOD AND BEVERAGE REVENUES.  The $2.7 million increase in food and beverage revenues was due to food revenues increasing by approximately $1.1 million and beverage revenues increasing by approximately $1.6 million. Food revenues increased due primarily to a $0.5 million increase in the Banquet, a $0.3 million increase in the Beach Club, a $0.2 million increase in Pink Taco, a $0.2 million increase in Room Service and a $0.1 million increase in Mr. Lucky’s.  These increases were partially offset by a $0.2 million decrease in Simon Kitchen and Bar.  Beverage revenues increased due primarily to a $1.0 million increase in the Beach Club Bar, a $0.5 million increase in Body English, a $0.3 million increase Joint bar, a $0.1 million increase in Banquet bar and a $0.1 million increase in Pink Taco bar.  These increases were partially offset by a decrease of $0.2 million in the casino bars and a $0.1 million decrease in Simon Kitchen and Bar.

RETAIL REVENUES.  Retail revenue decreased $0.1 million to $1.9.  The Retail Store revenues decreased due to changing the product mix which has decreased sales in the short term for potentially greater sales in the future.

OTHER REVENUE.  Other revenue increased $1.7 million primarily due to a $1.5 million increase in concert ticket sales and a $0.2 million increase in Beach Club cabana sales.   We held 22 concerts in the three months ended September 30, 2006 and only 10 in the three months ended September 30, 2005.

PROMOTIONAL ALLOWANCES.  Promotional allowances remained constant as a percentage of casino revenues at 21%.

CASINO EXPENSES.  Casino expenses decreased $0.8 million or 8% to $9.3 million. The decrease was primarily due to a $0.2 million decrease in supervisory fees paid to Mr. Morton, a $0.2 million decrease in payroll and related expenses, a $0.2 million decrease in the cost of complementaries and a $0.1 million decrease in concert tickets. The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts. Casino expenses as a percentage of casino revenues increased to 60% from 57%, an increase of 3 percentage points between comparative periods.

LODGING EXPENSES.  Lodging expenses in relation to hotel revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, decreased to 27% from 31%, a decrease of 4 percentage point between comparative periods.  This decrease is due to a $0.2 million decrease in repairs and maintanence expense and a $0.1 million decrease in professional fees.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances decreased to 58% from 60% in the prior year period. This decrease is due to cost of goods sold in the food outlets decreasing.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, increased to 72% from 54%. This decrease in efficiency is due to changing our product mix in the retail store. We have decreased the retail prices of certain products to make room for the new product line.

OTHER COSTS AND EXPENSES.  Other costs and expenses increased $2.1 million.  We held 22 concerts in the three months ended September 30, 2006 and only 10 in the three months ended September 30, 2005.

MERGER COSTS.  The Company has expensed $0.8 million in costs associated with the Merger Agreement in the three  months ended September 30, 2006.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses in relation to gross revenues decreased to 15% from 18% in the prior year period. This decrease is due to a $0.3 million decrease in payroll and related costs, a $0.3 million decrease in donations and a $0.1 million decrease in taxes and licences.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense increased $0.3 million to $3.3 million.

INTEREST EXPENSE.  Interest expense decreased to $4.6 million from $4.9 million, a decrease of $0.3 million or 7%. In December of 2005, the Company received consent from lenders under the facility and repurchased $15.0 million of the outstanding Junior Subordinated Notes.

LOSS ON DISPOSAL OF ASSETS. During 2006, the Company had less than $0.1 million of loss on the disposal of assets.

PRE-OPENING. During 2005, the Company recorded a $0.1 million in pre-opening expense for a possible casino in California. During 2006, the Company did not have pre-opening expenses.

INCOME TAXES. During the three months ended September 30, 2006 the Company recognized income tax expense of $2.0 million. The Company did not have income tax expense during the three months ended September 30, 2005 due to being able to offset 100% of its taxable income with Net Operating Loss (“NOL”) is from previous periods against which a valuation allowance had been recorded.

NET INCOME. Net income was $3.3 million compared to $4.8 million during the prior period. The decrease in net results for common shareholders was due to the factors described above.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

NET REVENUES.  Net revenues increased $3.6 million for the nine months ended September 30, 2006 to $143.2 million.  The $3.6 million increase in net revenues was primarily attributable to a $2.7 million or 9% increase in lodging revenue, a $3.9 million or a 7% increase in food and beverage revenue, a $0.8 million increase in other revenues and a $1.1 million or 11% decrease in promotional allowances related to items furnished to customers on a complimentary basis.  These increases were offset partially by a $4.6 million or 9% decrease in casino revenues and a $0.4 million decrease in retail revenues.

CASINO REVENUES.  The $4.6 million decrease in casino revenues was primarily due to a $3.6 million or 10% decrease in table games revenues, a $0.6 million or 4% decrease in slot machine revenues and a $0.4 million or 33% decrease in race and sports book revenues. The decrease in table games revenues was due to a decrease in table games drop. Table games drop decreased $29.7 million or 12% to $213.6 million from $243.3 million. The decrease in table games drop was partially offset by an increase in table games hold percentage.  Table games hold percentage increased 0.4 percentage points to 14.8% from 14.4%. The average number of table games in operation remained constant at 92. The net result of these changes in drop and hold percentage was a decrease in win per table game per day to $1,258 from $1,400, a decrease of $142 or 10%. We have historically reported table games hold percentage using the gross method, while casinos on the Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Strip, our net hold percentage for the nine months ended September 30, 2006 was 16.8% compared to 16.7% for the nine months ended September 30, 2005. The decrease in slot machine revenues was due to a decrease in slot machine handle partially offset by an increase in slot machine hold percentage. Slot machine handle decreased $35.5 million or 13% to $242.1 million from $277.6 million. Slot machine hold percentage increased 0.5 percentage points to 5.6% from 5.1%. The average number of slot machines in operation increased to 557 from 552, an increase of 5 machines or 1%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day to $90 from $94, a decrease of $4 or 4%. The decrease in race and sports revenues was due to a decrease in race and sports hold percentage and handle. Race and sports hold percentage decreased 3.1 percentage points to 7.9% from 11.0%. Race and sports handle decreased to $12.4 million from $13.2 million.

LODGING REVENUES.  The $2.7 million increase in lodging revenues to $32.6 million was primarily due to an increase in average daily rate (“ADR”) to $189 from $172. Hotel occupancy increased to 95.9% from 95.4% between periods.

FOOD AND BEVERAGE REVENUES.  The $3.9 million increase in food and beverage revenues was due to food revenues increasing by approximately $1.3 million and beverage revenues increasing by approximately $2.6 million. Food revenues increased due primarily to a $1.1 million increase in the Banquet, a $0.2 million increase in the Beach Club, a $0.2 million increase in Pink Taco, a $0.1 million increase in Room Service and a $0.1 million increase in AJ’s Steakhouse.  These increases were partially offset by a $0.4 million decrease in Simon Kitchen and Bar and a $0.1 million decrease in Mr. Lucky’s.  Beverage revenues increased due primarily to a $1.6 million increase in the Beach Club Bar, a $1.2 million increase in Body English, a $0.5 million increase in Banquet bar, a $0.2 million increase Pink Taco bar and a $0.1 million increase in the Joint bar.  These increases were partially offset by a decrease of $0.7 million in the casino bars and a $0.3 million decrease in Simon Kitchen and Bar.

RETAIL REVENUES.  Retail revenue decreased $0.4 million to $5.5 million from $5.9 million.  The Retail Store revenues decreased due to changing the product mix which has decreased sales in the short term for potentially greater sales in the future.

OTHER REVENUE.  Other revenue increased $0.8 million primarily due to a $0.6 million increase in ticket revenue, a $0.3 million increase in Rock Spa and a $0.2 million increase in Beach Club cabana sales.  These increases were partially offset by a $0.1 decrease in each of Sundries, Cuba Libre and Box Office fees.

PROMOTIONAL ALLOWANCES.  Promotional allowances remained constant as a percentage of casino revenues at 21%.

CASINO EXPENSES.  Casino expenses decreased $1.1 million or 4% to $27.1 million. The decrease was primarily due to a $0.6 million decrease in the cost of complementaries, a $0.4 million decrease in supervisory fees paid to Mr. Morton, a $0.3 million decrease in concert tickets and a $0.2 million decrease in apparel.  These decreases were partially offset by a $0.2 million increase in bad debt and a $0.2 million increase in customer activities.  The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts. Casino expenses as a percentage of casino revenues increased to 59% from 57%, an increase of 2 percentage points between comparative periods.

LODGING EXPENSES.  Lodging expenses in relation to hotel revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, decreased to 29% from 31%, a decrease of 2 percentage point between comparative periods.  This increase in efficiency is due to the $17 increase in ADR which does not increase the cost of running a hotel.

FOOD AND BEVERAGE COSTS AND EXPENSES.  Food and beverage costs and expenses in relation to food and beverage revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances increased to 60% from 59% in the prior year period. This increase is due to salary and wage increases that have affected the Las Vegas market.

RETAIL COSTS AND EXPENSES.  Retail costs and expenses in relation to retail revenues, prior to reclassifying the cost of complimentaries to casino expense or department complimentaries to promotional allowances, increased to 65% from 52%. This decrease in efficiency is due to changing our product mix in the retail store. We have decreased the retail prices of certain products to make room for the new product line.

OTHER COSTS AND EXPENSES.  Other costs and expenses increased $0.1 million.

MERGER COSTS.  The Company has expensed $2.7 million in costs associated with the Merger Agreement in the nine months ended September 30, 2006.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses in relation to gross revenues remained constant at 17%.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense increased $0.7 million to $9.6 million.

INTEREST EXPENSE.  Interest expense decreased to $13.9 million from $14.6 million, a decrease of $0.7 million or 5%. In December of 2005, the Company received consent from lenders under the facility and repurchased $15.0 million of the outstanding Junior Subordinated Notes.

LOSS ON DISPOSAL OF ASSETS. During the first quarter of 2006, the Company recorded a $0.5 million loss on the disposal of assets, which was related to our pool remodel. During 2005, the Company recorded a $0.5 million loss on the disposal of assets, which was related to our hotel remodel.

PRE-OPENING. During 2005, the Company recorded $0.3 million in pre-opening expense for a possible casino in California. During 2006, the Company did not have pre-opening expense.

INCOME TAXES. During the nine months ended September 30, 2006 the Company recognized income tax expense of $3.5 million. The Company did not have income tax expense during the nine months ended September 30, 2005 due to being able to offset 100% of its taxable income with NOL from previous periods against which a valuation allowance had been recorded.

NET INCOME. Net income was $5.8 million compared to $13.2 million during the prior period. The decrease in net results for common shareholders was due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended September 30, 2006 our principal sources of funds were cash on-hand at December 31, 2005, and cash provided by operating activities of $24.4 million. The amount of cash provided by operating activities primarily included net income of $5.8 million, depreciation and amortization of $9.6 million, provision for losses on accounts receivable of $0.4 million, amortization of loan fees of $0.4 million and a loss on disposal of assets of $0.5 million.  Other uses of funds were capital expenditures of $8.4 million, payments on debt of $10.1 million and an increase in other long lived assets of $0.1 million.  As a result, as of September 30, 2006, we had cash and cash equivalents of $14.8 million.

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

If the Merger Agreement is terminated under certain circumstances, the Company may retain the $30 million deposit, with the Company’s financial advisors receiving 25% of the transaction fee that they would have received if the Merger was completed.  In the event of a default by the Company or its affiliates under the Merger Agreement, Morgans may seek specific performance of the Merger Agreement.

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

The Company has agreed to stay bonuses of approximately $2.3 million in total, which will be paid to select employees who are critical to the continued operations of the Company through the completion of the merger. The stay bonuses will become payable at the completion of the merger provided that the selected employee has remained in our employment to the applicable date. The stay bonuses were communicated to select employees in April 2006 and are being accrued over the expected service period. The Company began expensing this liability in April 2006 and has expensed $1.3 million in the nine months ended September 30, 2006.

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

The Company has expensed $2.7 million in costs associated with the Merger Agreement in the nine months ended September 30, 2006.

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

Interest on the Facility accrues on all individual borrowings at an interest rate determined at the option of the Company, at either the LIBOR Index plus an applicable LIBOR margin (not to exceed 3.5% (applicable margin was 3.25% at September 30, 2006) and aggregating 8.3% at September 30, 2006), or the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin (not to exceed 2.25%). The Company chose the LIBOR Index for all of its borrowings outstanding at September 30, 2006. These margins are dependent upon the

Company’s total debt to EBITDA ratio, as defined. Interest accrued on the Base Rate borrowings is due monthly, up to the maturity date, while interest on LIBOR borrowings is due six months up to the maturity date. The Facility is secured by substantially all of the Company’s property at the Las Vegas site. The Facility contains certain covenants including, among other things, financial covenants, limitations on the Company from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock, and entering into transactions with affiliates.  The Company was in compliance with these covenants as of September 30, 2006.

Interest on the Junior Notes is payable on each January 15 and July 15, commencing on January 15, 2004, and may be paid in cash or in kind at the Company’s option, provided that interest will be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility.  The Junior Notes require that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Company is permitted to pay in cash without causing a default under the 2013 Notes or the Facility.  For interest payments payable in cash, interest accrues at a rate per annum equal to 9.875%, and for interest payments payable in kind, interest accrues at a rate per annum equal to 10.50%.  The Junior Notes are contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Company.  The Junior Notes mature on January 15, 2014 but are subject to redemption at the option of the Company, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption.  The Junior Notes contain covenants restricting the Company’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates. In December of 2005, the Company received consent from lenders under the Facility and repurchased $15.0 million of the outstanding Junior Subordinated Notes. This transaction had a purchase premium of $1.2 million. For the nine months ended September 30, 2006 and 2005 the Company paid interest in kind of $1.1 million and $2.8 million, respectively. The Company was in compliance with these covenants as of September 30, 2006.

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

Contractual Obligations and Commitments

We have various contractual obligations that we record as liabilities in our financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. Additionally, we enter into contracts for goods and services such as food, inventory and entertainment. Such liabilities are recorded as liabilities when so incurred and we expect that such contracts will generate revenue in excess of such liabilities. As of September 30, 2006, there have been no material changes to the table of contractual obligations and commitments in our most recently filed Form 10-K.

We made cash interest payments on long-term debt of $10.4 million and $9.7 million in the nine month periods ended September 30, 2006 and 2005, respectively.  We anticipate our cash interest payments for the remainder of 2006 to be less than the payments made in the first nine months of the year.  We have not made significant cash tax payments during the nine month periods ended September 30, 2006 and 2005 and, due to available net operating loss and AMT tax credit carryforwards, we do not anticipate making significant cash tax payments in the remainder of 2006. Total supervisory fee expense for the nine month periods ended September 30, 2006 and 2005 amounted to $2.9 million and $2.7 million, respectively, under the Company’s Amended and Restated Supervisory Agreement with Peter Morton. The supervisory fee is equal to two percent of annual gross revenues (as defined in the Supervisory Agreement), net of complimentaries for each year.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any foreign exchange or other significant market risk. We did not have any derivative financial instruments at September 30, 2006.

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

We had $7.0 million in variable rate debt outstanding at September 30, 2006. Based upon these variable rate debt levels, a hypothetical 10% adverse change in the effective interest rate (approximately an 83 basis point increase) would increase interest expense less than $0.1 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

The fair value of the Company’s $140 million of 8.875% Second Lien Notes, which are due in 2013 and are publicly traded, approximated $150.9 million at September 30, 2006 based on published bid prices. The fair value of the Company’s $41.9 million of Junior Notes cannot be estimated as there was no established market nor published bid prices.

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

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of September 30, 2006.

Item 1A.  Risk Factors

A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to those factors in the nine months ended September 30, 2006.

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

If the Merger Agreement is terminated under certain circumstances, the Company may retain the $30 million deposit, with the Company’s financial advisors receiving 25% of the transaction fee that they would have received if the Merger was completed.  In the event of a default by the Company or its affiliates under the Merger Agreement, Morgans may seek specific performance of the Merger Agreement.

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

The Company has agreed to stay bonuses of approximately $2.3 million in total, which will be paid to select employees who are critical to the continued operations of the Company through the completion of the merger. The stay bonuses will become payable at the completion of the merger provided that the selected employee has remained in our employment to the applicable date. The stay bonuses were communicated to select employees in April 2006 and are being accrued over the expected service period. The Company began expensing this liability in April 2006 and has expensed $1.3 million in the nine months ended September 30, 2006.

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

The Company has expensed $2.7 million in costs associated with the Merger Agreement in the nine months ended September 30, 2006.

Item 6.    Exhibits

EXHIBIT NUMBER	DESCRIPTION

(6) 2.1	Agreement and Plan of Merger, dated as of May 11, 2006, by and among Hard Rock Hotel, Inc., Morgans Hotel Group Co. and MHG HR Acquisition Corp.*

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

(1) 3.1	Second Amended and Restated Certificate of Incorporation of the Company.

(2) 3.2	Certificate of Amendment of Second Amended and Restated Articles of Incorporation.

(1) 3.3	Second Amended and Restated By-Laws of the Company

4.	INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.

(3) 4.1	Indenture dated as of May 30, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(3) 4.2	Form of Global 8 7/8% Second Lien Notes due 2013 (included in Exhibit 4.1)

(3) 4.3	Registration Rights Agreement, dated as of May 30, 2003, by and between the Company and Banc of America Securities LLC, as representative of the Initial Purchasers.

(3) 4.4	Intercreditor Agreement, dated as of May 30, 2003, among the Company, U.S. Bank, N.A. and Bank of America, N.A.

(3) 4.5	Form of Junior Subordinated Notes.

(4) 4.6	First Supplemental Indenture to Indenture, dated as of November 20, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

(4) 4.7	Second Supplemental Indenture to Indenture, dated as of November 24, 2003, by and between the Company and U.S. Bank National Association, as trustee, relating to the 8 7/8% Second Lien Notes due 2013.

10.	MATERIAL CONTRACTS.

(5) 10.1	Lease by and between the Company, PM Realty, LLC and Mr. Chow of Las Vegas, LLC dated December 24, 2004.

(6) 10.2	Performance Awards Plan/Award Agreement between the Company and Kevin Kelley dated March 20, 2003.

(7) 10.3	Second Amendment to Employment Agreement, dated December 16, 2004, between the Company and James D. Bowen.

31.	CERTIFICATIONS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended March 31, 2005 (File No. 333-53211).

(6)	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended March 31, 2006 (File No. 333-53211).
(7)	Incorporated by reference to designated exhibit to our Report on Form 10-Q, filed with the Securities and Exchange Commission for the quarter ended June 30, 2006 (File No. 333-53211).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARD ROCK HOTEL, INC.

Date: November 14, 2006	By: /s/ JAMES D. BOWEN
Name: James D. Bowen
Title: CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER AND DULY AUTHORIZED OFFICER)